Form 10KSB
period 2001-09-30
FUN CITY POPCORN INC
filed 2001-12-28
CIK 1144062

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the fiscal year ended September  30,  2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the  transition  period from             to
                                     -------------  -------------
     Commission File No. 0-4289


                             FUN CITY POPCORN, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


            Nevada                                              71-0390957
 ------------------------------                            --------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification Number)


         3211 Sunrise Avenue
          Las Vegas, Nevada                                       89101
 --------------------------------------                         --------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:  (702) 367-2676

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                           $.01 Par Value Common Stock
                                (Title of Class)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  X    No
                                   -----    -----

     As of November 30, 2001, 1,891,579 shares of the Registrant's $.01 par value Common Stock were outstanding. As of November 30, 2001, there is currently no market value of the Registrant's $.01 par value Common Stock.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

     The registrant's revenues for its most recent fiscal year were $1,940,274

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

     Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout this Report and will be further discussed from time to time in the Company's periodic reports filed with the Commission. The forward-looking statements included in this Report speak only as of the date hereof.

BUSINESS

     The Company has produced and distributed snack foods in the Las Vegas, Nevada metropolitan area since 1987. It manufactures its own proprietary brands of plain and flavored popcorn and distributes over 400 other snack food products including cheese sauces, potato chips, nuts, snow cone syrups, candy, cookies and beverages.

     In connection with its popcorn sales, the Company offers popcorn machines and nacho cheese machines to its customers free of charge. Under this arrangement, the customer signs a contract, cancelable upon one week's notice, which requires the customer to pay an agreed upon price for the popcorn, clean the machine daily, not remove it from its premises and use an agreed upon minimum amount of popcorn each month. The Company services the machine at its expense. The Company currently has over 350 such machines placed with customers, all of which have been placed free of charge. Prior to placing a machine the Company makes its own determination as to whether the customer has sufficient consumer traffic to justify placement of the machine. Historically the Company retrieves less than 5% of the machines it places for failure to meet minimum sales requirements. If the customer elects to purchase a machine, the cost is between $600 and $3,000 depending upon the size and function of the machine.

     The Company's customers include Las Vegas hotel/casinos along with schools, independent supermarkets, prisons and concessionaires. The Company's concessionaire customers include such national companies as Host Marriott, Aramark and W.H. Smith which account in the aggregate for approximately 5% of its business. No one customer accounted for 10% or more of the Company's revenue for the years ended September 30, 1999 or 2000. The Company's in-house salesmen call upon customers and prospective customers in the Las Vegas metropolitan area on a regular basis. The Company also uses telemarketing and direct mail to market its products.

     The Company sells to approximately 95% of the hotel/casinos in Las Vegas. It has two types of school programs which are sold to the Las Vegas School
District: a warehouse product line that it distributes to all of the Las Vegas schools for meals and snack food and candy which are sold directly to approximately 20% of the schools in the Las Vegas School District. The Company also sells to two of the three local prisons. The balance of its sales are to independent concessionaires that have shops in malls, ball parks, independent theaters, bars, restaurants, skating rinks, distributors in other areas, or any place a concession stand might be found.

HISTORY

     In June 1996 Tone Products, Inc., a publicly traded company, acquired all of the Company's outstanding common stock (1,899,544 shares) and commenced operating the Company as a wholly-owned subsidiary. Tone is a more than 50-year-old Chicago, Illinois-based manufacturer and distributor of snack foods, specialty beverages and condiments.

     On June 30, 2001 the Company's sole shareholder approved an 18,995.44 for one forward stock split and authorized the issuance of up to 10,000,000 shares of common stock and 5,000,000 shares of preferred stock. All references throughout this Form 10 reflect this corporate action.

          Spin-Off: History and Purpose.

     In April 2001 Tone's Board of Directors voted, to distribute all of Tone's share ownership in the Company, representing 1,899,544 shares, on a pro rata basis to Tone's stockholders. The purpose of the distribution is (i) to allow the management of each company to focus solely on that company's business and
(ii) to improve Tone stockholder value by providing Tone stockholders with a separate interest in the Company. In this regard, although the Company is cash flow positive, it has incurred marginal operating losses in the past in part as a result of Tone's corporate overhead allocated to the Company's operations and the time and expense associated with Tone's management of the Las Vegas-based Company from Tone's corporate offices in Chicago. Tone believes that the Company's Las Vegas management is capable of managing the Company's business, thereby reducing the Company's overhead and improving its profitability. Accordingly, following the distribution, the Company's Las Vegas management will become the Company's executive officers and a stock option plan will be adopted linking compensation solely to the Company's success rather than the success of Tone. If the Company achieves the desired profitability, Tone's stockholders will realize a separate value for their ownership in the Company in addition to the value of their Tone shares. Following the distribution, Tone's Board of Directors will continue to monitor the operations of the Company. In the event the Company fails to generate earnings following the distribution, the Company may continue to operate the business or it may sell the business and distribute the proceeds to the Company's stockholders in the form of a dividend or cash distribution upon liquidation.

COMPETITION

     The Company competes with a handful of small, Las Vegas-based snack food distributors such as Checkmate Distributing and Food Pro Distributing. The Company also competes with a few of the large national food distributors such as Frito Lay, Sysco and U.S. Food Service, even though the Company often acts as a distributor for the same companies with respect to certain other products manufactured or distributed by them. The snack food distribution business is intensely competitive and there are no significant barriers to entry.

     Competitive factors among snack food distributors include product price, product variety, delivery reliability and product quality. The Company believes it competes favorably on product price, variety and quality and emphasizes its long tenure in business and its delivery reliability which it believes to be superior to its local competitors.

     The Company's objective is to increase its revenue while improving its profit margin. In order to achieve this objective, the Company will:

     o Add new products to attract new customers. The Company offers over 400 snack food products. Nevertheless, adding new products increases revenue and contributes to profitability if product handling and inventory costs do not exceed the gross margins on the new products. Moreover, adding new products attracts new customers that can be offered additional company products. For instance, the Company intends to offer Asian snack foods by the fall of 2001.

     o Outsource manufacturing to reduce overhead and product costs. The Company began outsourcing the manufacturing of its plain and flavored popped (as opposed to raw) popcorn in July 2001 when it moved into its new warehouse facility. The facility does not have manufacturing capability. By outsourcing the manufacturing, the Company believes it will significantly reduce rent, equipment and labor costs which will more than offset any increased cost of purchasing popped popcorn from other sources.

     o Introduce products with higher profit margins. A number of snack food products represent smaller niche markets and often are not offered by larger competitors. These products often offer higher profit margins because there are fewer distributors. The Company will continue to identify and promote these niche products, such as Asian snack foods, that have limited markets but offer higher profit margins.

GOVERNMENT REGULATION

     The labeling and distribution of the Company's products are subject to rules and regulations of state and local health agencies, including the Clark County Health Department which inspects the Company's facilities twice each year. In addition, some of the Company's customers also inspect its facilities from time to time.

     In addition to laws relating to food products, the Company's operations are governed by laws relating to environmental matters, workplace safety and worker health, principally the Occupational Safety and Health Act. The Company believes that it presently complies in all material respects with applicable laws and regulations.

TRADE NAMES AND TRADEMARKS

     The Company has trademarked its "Players Choice" and "Sunburst" brand names for popcorn and cookies, There an be no assurance that the Company's trademarks or trade names will not be copied or challenged by others.

EMPLOYEES

     The Company has nine full-time employees and one part-time employee, all of whom are engaged in sales, warehousing, product transportation and administration. The Company's performance is substantially dependent on the continued services of certain members of its senior management, including Richard A. Falk, its general manager. The Company does not have employment agreements or "key person" life insurance policies on any of its managers or employees.

PRODUCT LIABILITY CLAIMS.

     As a manufacturer and marketer of snack food products, the Company may be subjected to various product liability claims. While the Company maintains product liability insurance, there can be no assurance that such insurance will be adequate to cover any loss or exposure for product liability, or that such insurance will continue to be available on terms acceptable to the Company. Any product liability claim not fully covered by insurance, as well as any adverse publicity from a product liability claim, could have a material adverse effect on the financial condition or results of operations of the Company.


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The Company leases 11,000 square feet of office and warehouse space in Las Vegas, NV. on a five year lease expiring June 30, 2006 at an average yearly rate of $61,739 or $5.61 per square foot. The Company believes that the terms of such facilities leases are fair and reasonable. The Company believes its facilities are adequate for its needs in the foreseeable future and that additional space is available at reasonable rates.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------
NO MARKET FOR COMMON STOCK.

     There is no current market for the Company's common stock and no assurance that a market will develop upon completion of the distribution by Tone and the applied for listing of the Company's common stock on the Bulletin Board.

     As of November 30, 2001, the Company had approximately 500 beneficial holders of its Common Stock.

Dividend Policy

     The Company has never paid cash dividends on its Common Stock and intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other conditions.

Description of Securities

Common Stock

     The Company is authorized to issue 10,000,000 shares of common stock, $.01 par value per share, and 5,000,000 shares of preferred stock, $.01 par value per share. As of September 30, 2001, 1,899,544 shares of common stock were outstanding. No preferred stock is currently outstanding.

     (a) Common Stock.

     All shares of common stock have equal voting rights and are not assessable. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company. Upon liquidation, dissolution or winding up of the Company, the assets of the Company, after the payment of liabilities, will be distributed pro rata to the holders of the common stock. The holders of the common stock do not have preemptive rights to subscribe for any securities of the Company and have no right to require the Company to redeem or purchase their shares. The shares of common stock currently outstanding are validly issued, fully paid and nonassessable.

     (b) Preferred Stock.

     The preferred stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine be resolution. The rights, preferences and limitations of separate series of preferred stock may differ with respect to such matters as may be determined by the Board of Directors, including, without limitation, the rate of dividends, method and nature of payment of dividends, terms of redemption, amounts payable on liquidation, sinking fund provisions (if any), conversion rights (if any) and voting rights.

Security Transfer Corporation is the stock transfer agent for the Company's Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------

General

Results of Operations-September 30, 2001 Compared to September 30, 2000

     The following discussion of the Company's financial condition and results of operations for the years ended September 30, 2001 and 2000 should be read in conjunction with the Company's financial statements, the notes related thereto and the other financial data included elsewhere in this Registration Statement.

Year ended September 30, 2001 compared to year ended September 30,
2000.

     The Company's sales are derived principally from the sale and distribution of snack products into the Las Vegas area. Sales of snack food products for the Year ended September 30, 2001 were $1,940,274, down $221,402, or 10.2%, from
$2,161,676 in 2000. Sales decreased largely as a result of the elimination of a line of private label packaged caramel corn which did not provide adequate profit margins and which represented sales of approximately $145,000 in 2000.

     Cost of sales decreased in 2001 by $198,238, to $1,561,667 from $1,759,905 in 2000.

     Gross profit decreased $23,164, or 5%, to $378,607 in 2001 from $401,771 in 2000. As a percent of sales, gross profit increased 1% from 18.5% in 2000 to 19.5% in 2001.

     Operating expenses for the year ended September 30, 2001 were $430,892, compared to $493,880 for 2000, a decrease of $62,988, or 12.7%, resulting from decreases in payroll and other expenses related to the cessation of manufacturing. Operating expenses as a percentage of sales were 22.2% and 22.8% for 2001 and 2000, respectively.

     Interest expense totaled $9,973 for the nine-month period and $14,127 one year ago.

     There was a one time charges of $357,807 for writing off goodwill and $87,275 for disposal of fixed assets as a result of the spin off from Tone, and the change of location of the business. These non-recurring charges increased the company's loss by $445,082.

     Net income (loss) amounted to ($511,263), or ($0.27) per share, for the year ended September 30, 2001 and $(100,890), or $(0.05) per share, for 2000. The change of $410,373 was due primarily to the above mentioned one time charges. The Company is still in the process of eliminating expenses related to discontinued product lines which did not provide adequate profit margins and expects to see a decrease in net loss for 2001. Eliminating the manufacturing process is expected to continue to reduce direct labor expense and provide rent savings due to the reduced space required to operate the business.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has access to traditional lines of credit and term financing, but does not have any commitments for such sources of funds. The Company believes cash flows from operations and existing cash resources are sufficient to meet its needs in 2001.

     The Company has a $200,000 line of credit with a bank of which $130,406 was available to it under the line at September 30 2001 and a note payable to a bank with a balance of $69,594 due December 31, 2001. Both obligations are secured by the Company's assets and guaranteed by Tone and its assets. Following the distribution Tone will continue to guarantee these obligations and secure them with Tone's assets if necessary. The Company will seek to refinance these obligations without Tone's guarantee, when the line of credit is renewed in January 2002, but there can be no such assurance that the Company will be successful in this regard.

     The Company has no material commitments outstanding, nor does it anticipate any significant capital expenditures during 2002.

     Cash amounted to $46,614 at year end 2001. Cash provided by operating activities amounted to $77,894 in 2001 and $63,173 in 2000.

     Working capital amounted to $128,632 and $140,184 in 2000 and 1999, respectively. The decrease in working capital of $11,552, or 5.0%, resulted from a $39,680 increase in cash, a $32,120 decrease in current liabilities offset by decreases in other current assets, comprised primarily of accounts receivable and inventory, totaling $83,352.


Trends

     In July 2001, the Company moved its operation to a new location saving on rent and increasing accessibility to its markets. With this move, the Company discontinued production of its popcorn products and sold all the related product and manufacturing assets. The Company has begun purchasing similar products from suppliers out of state. The Company expects the gross profit on popcorn products to decrease due to the fact that it will be purchasing, rather than manufacturing the popcorn. However, the negative impact on profitability will be offset by the savings in overhead and direct labor.

     The Company believes that the shift from production and distribution to pure distribution will allow it to better serve the fast growing Las Vegas market and improve its bottom line by responding to the market with new products and a focus on delivery and service.

     This Form 10-KSB specifies the forward looking statements of management. Forward looking statements are statements that estimate or anticipate the happening of future events. The forward looking statement of management specified in this Form 10-KSB have been compiled on the basis of assumptions made by management and considered to be reasonable. Future operating results of the Company, however, are impossible to predict and not representation regarding future operating results of the Company is to be inferred from those forward looking statements. The assumptions used for purposes of the forward looking statements specified in this Form 10-KSB represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislature, industry, and other circumstances. As a result, the developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment to the extent that the assumed events do not occur. The outcome may vary substantially from that projected, and accordingly, no opinion is expressed regarding the achievability of particular forward looking results. In addition, those forward looking statements have been compiled as of the date of this Form 10-KSB and should be evaluated with consideration of any changes occurring after the date of this Form 10- KSB.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------


                             Fun City Popcorn, Inc.
           (Formerly a Wholly Owned Subsidiary of Tone Products, Inc.)

                              Financial Statements

                      As of September 30, 2001 and 2000 and
                  For Each of the Two Years in the Period Ended
                               September 30, 2001

                             Fun City Popcorn, Inc.
           (Formerly a Wholly Owned Subsidiary of Tone Products, Inc.)

                        Index to the Financial Statements

                      As of September 30, 2001 and 2000 and
        For Each of the Two Years in the Period Ended September 30, 2001




       Report of Independent Auditors ........................................1

       Financial Statements of Fun City Popcorn, Inc.:

           Balance Sheets, September 30, 2001 and 2000........................2

           Statements of Operations for Eachof the Two
           Years in the Period Ended September 30, 2001.......................4

           Statements of Shareholders' Equity for Each of
           the Two Years in the Period Ended September 30,
           2001...............................................................5

           Statements of Cash Flows for Each of the Two
           Years in the Period Ended September 30, 2001.......................6

       Notes to the Financial Statements......................................7

                         REPORT OF INDEPENDENT AUDITORS




     To the Board of Directors
     Fun City Popcorn, Inc.


     We have audited the accompanying balance sheets of Fun City Popcorn, Inc. (formerly a wholly-owned subsidiary of Tone Products, Inc.) as of September 30, 2001 and 2000, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fun City Popcorn, Inc. at September 30, 2001 and 2000, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.




     /s/  Kelly & Company
     -----------------------------
          Kelly & Company


     Kelly & Company
     Newport Beach, California
     November 26, 2001

                            Fun City Popcorn, Inc.

         (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                                Balance Sheets

                      As of September 30, 2001 and 2000
--------------------------------------------------------------------------------


                                     ASSETS


                                                        2001             2000
                                                     ----------       ----------
Current assets:
 Cash and equivalents                                $   46,614       $   56,855
 Accounts receivable  trade, net                        114,280          142,635
 Finished goods inventory, net                          238,559          247,593
 Deferred tax asset                                      11,368           14,614
 Other current assets                                     3,400            7,614
                                                     ----------       ----------
Total current assets                                    414,221          469,311

Property and equipment, net                              66,657          235,311
Goodwill, net                                              --            390,389
Other assets                                              7,947            4,648
                                                     ----------       ----------
Total assets                                         $  488,825       $1,099,659
                                                     ==========       ==========


                   The accompanying notes are an integral part
                          of the financial statements.



                                  Fun City Popcorn, Inc.

               (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                                      Balance Sheets

                            As of September 30, 2001 and 2000
------------------------------------------------------------------------------------------

                           LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                    2001           2000
                                                                -----------    -----------
Current liabilities:
 Line of credit                                                 $    69,594    $    89,954
 Accounts payable  trade                                             40,461         53,342
 Accrued expenses                                                     5,683          6,707
 Notes payable, current maturities                                   26,940         36,448
                                                                -----------    -----------
Total current liabilities                                           142,678        186,451

Deferred tax liability, noncurrent                                    5,091            935
Notes payable, net of current maturities                              9,531         37,823
Due to Tone Products, Inc.                                          122,566        154,228
                                                                -----------    -----------
Total liabilities                                                   279,866        379,437
                                                                -----------    -----------
Commitments and contingencies

Shareholders' equity:
 Preferred stock; $0.01 par value; 5,000,000 shares
   authorized; no shares issued and outstanding at
   September 30, 2001 and 2000, respectively                           --             --
 Common stock; $0.01 par value; 10,000,000 shares authorized;
 1,891,579 shares issued and outstanding at September 30,
   2001 and 2000, respectively                                       18,916         18,916
 Additional paidin capital                                        1,077,220      1,077,220
 Accumulated deficit                                               (887,177)      (375,914)
                                                                -----------    -----------
Total shareholders' equity                                          208,959        720,222
                                                                -----------    -----------
Total liabilities and shareholders' equity                      $   488,825    $ 1,099,659
                                                                ===========    ===========


                         The accompanying notes are an integral part
                                of the financial statements.


                                              3

                             Fun City Popcorn, Inc.

           (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                             Statements of Operations

         For Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------


                                                        2001            2000
                                                    -----------     -----------

Net sales                                           $ 1,940,274     $ 2,161,676
Cost of sales                                         1,561,667       1,759,905
                                                    -----------     -----------
        Gross profit                                    378,607         401,771
                                                    -----------     -----------
Operating costs and expenses                            430,892         493,880
Impairment loss on writeoff of goodwill                 357,807            --
                                                    -----------     -----------
                                                        788,699         493,880
                                                    -----------     -----------
        Loss from operations                           (410,092)        (92,109)
                                                    -----------     -----------
Other expense:
        Interest expense                                 (9,973)        (14,127)
        Loss on disposal of fixed assets                (87,275)           --
                                                    -----------     -----------
                                                        (97,248)        (14,127)
                                                    -----------     -----------
Loss before provision for income taxes                 (507,340)       (106,236)
        Provision for income taxes                       (3,923)          5,346
                                                    -----------     -----------
Net loss                                            $  (511,263)    $  (100,890)
                                                    ===========     ===========


Net loss per share, basic and diluted               $     (0.27)    $     (0.05)
                                                    ===========     ===========
Weighted average common shares outstanding,
 basic and diluted                                    1,891,579       1,891,579
                                                    ===========     ===========


                   The accompanying notes are an integral part
                          of the financial statements.



                                                  Fun City Popcorn, Inc.

                                (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                                            Statements of Shareholders' Equity

                             For Each of the Two Years in the Period Ended September 30, 2001
------------------------------------------------------------------------------------------------------------------------


                                                                                   Additional
                               Preferred    Preferred     Common        Common      Paid-in    Accumulated
                                Shares        Stock       Shares        Stock       Capital       Deficit       Total
                              ----------   ----------   ----------   ----------    ----------   ----------    ----------
Balance, September 30, 1999         --           --      1,891,579   $   18,916    $1,077,220   $ (275,024)   $  821,112
    Net loss                        --           --           --           --            --       (100,890)     (100,890)
                              ----------   ----------   ----------   ----------    ----------   ----------    ----------
Balance, September 30, 2000         --           --      1,891,579       18,916     1,077,220     (375,914)      720,222
    Net loss                        --           --           --           --            --       (511,263)     (511,263)
                              ----------   ----------   ----------   ----------    ----------   ----------    ----------
Balance, September 30, 2001         --           --      1,891,579   $   18,916    $1,077,220   $ (887,177)   $  208,959
                              ==========   ==========   ==========   ==========    ==========   ==========    ==========


                                        The accompanying notes are an integral part
                                               of the financial statements.

                                                             5



                                   Fun City Popcorn, Inc.

                (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                                  Statements of Cash Flows

              For Each of the Two Years in the Period Ended September 30, 2001
------------------------------------------------------------------------------------------


                                                                      2001         2000
                                                                    ---------    ---------

Cash flows provided by (used in) operating activities:
 Net loss                                                           $(511,263)   $(100,890)
       Adjustments to reconcile net loss to net cash provided by
         operating activities:
            Depreciation and amortization                             112,274      132,679
            Impairment writeoff of goodwill                           357,807         --
            Loss on sale of assets                                     87,275         --
       Decrease (increase) in assets:
            Accounts receivable  trade                                 28,355       50,208
            Finished goods inventory                                    9,034       46,086
            Deferred tax asset                                          3,246      (14,614)
            Other current assets                                        4,214        1,672
            Other assets                                               (3,299)        --
       Increase (decrease) in liabilities:                               --           --
            Accounts payable trade                                    (12,881)     (47,507)
            Accrued expenses                                           (1,024)        (473)
            Deferred tax liabilities                                    4,156       (3,988)
                                                                    ---------    ---------
Cash provided by operating activities                                  77,894       63,173
                                                                    ---------    ---------
Cash flows provided by (used in) investing activities
       Purchase of property and equipment                                --         (2,190)
       Sale of property and equipment                                   1,687         --
                                                                    ---------    ---------
Cash used in investing activities                                       1,687       (2,190)
                                                                    ---------    ---------
Cash flows provided by (used in) financing activities:
       Payments on the line of credit                                 (20,360)        --
       Payment on the notes payable                                   (37,800)     (34,559)
       Net proceeds from (payments on) Due to Tone Products, Inc.     (31,662)      13,256
                                                                    ---------    ---------
Cash used in financing activities                                     (89,822)     (21,303)
                                                                    ---------    ---------
Net increase (decrease) in cash                                       (10,241)      39,680

Cash at beginning of period                                            56,855       17,175
                                                                    ---------    ---------
Cash at end of period                                               $  46,614    $  56,855
                                                                    =========    =========


                 Supplemental Disclosure of Cash Flow Information


       Interest paid                                                  $ 9,973     $ 14,127
       Income taxes paid                                                 --           --


                         The accompanying notes are an integral part
                                of the financial statements.

                                              6

                             Fun City Popcorn, Inc.

                        Notes to the Financial Statements
           (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                      As of September 30, 2001 and 2000 and
        For Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------


1.   Description of Business
     -----------------------

     Fun City Popcorn, Inc. (a Nevada corporation)(the "Company") was a wholly owned subsidiary of Tone Products, Inc. (an Arkansas corporation) ("Tone") and is engaged in the wholesale distribution of food products in the beverage and snack categories in Nevada.


     On June 17, 2001, the board of directors of the Company's parent, Tone, voted to distribute all of its shares of Fun City Popcorn, Inc. ("Fun City") on a pro rata basis to Tone's shareholders (Note 3). In this connection, the Company's board of directors authorized a forward split of its common stock to be distributed to the shareholders of Tone effective September 30, 2001 (Note 2). As a result, effective September 30, 2001, the Company is no longer a wholly owned subsidiary of Tone.

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Recognition of Revenue

     Revenues are recognized when the Company's products are shipped. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recorded.

     Cash and Equivalents

     The Company invests portions of its excess cash in highly liquid investments. Cash and equivalents include time deposits and commercial paper with original maturities of three months or less. The Company has no requirements for compensating balances. The Company maintains cash balances in accounts, none of which exceeded the federally insured limits at September 30, 2001 and 2000.

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on the first in-first out method of valuation. The Company's management monitors inventories for excess, obsolete, and calendar date sensitive items and makes necessary valuation corrections when such adjustments are required. The Company recognized inventory obsolescence expense of $15,978 and $24,293 for the years ended September 30, 2001 and 2000, respectively.

                             Fun City Popcorn, Inc.

                        Notes to the Financial Statements
           (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                      As of September 30, 2001 and 2000 and
        For Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------


2.   Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     Property and Equipment

     Property and equipment are recorded at cost and are depreciated using the straight-line method over the expected useful lives noted below. Expenditures for normal maintenance and repairs are charged to operations. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition, and the resulting profit or loss is reflected in the statement of operations. Renewals and betterments that materially extend the life of the assets are capitalized.

                                                          Estimated
                                                         Useful Lives
                                                         ------------

         Property and equipment                          5 - 10 years
         Furniture and fixtures                          5 -  7 years
         Vehicles                                        3 -  7 years
         Leasehold improvements                               5 years

     Goodwill

     Goodwill resulting from business acquisitions represents the excess of the acquisition cost over the value assigned to the net tangible assets at the date each business was acquired. Goodwill is amortized over its estimated useful life, which was determined to be fifteen years utilizing the straight-line method.

     Impairment of Long-Lived Assets

     The Company periodically evaluates its long-lived assets, including goodwill for potential impairment. When circumstances indicate that the carrying amount of an asset is not recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss is recognized. In June 2001, the Company determined that an impairment of goodwill had occurred. Accordingly, the Company wrote off the remaining unamortized goodwill (Note 5). The Company's management determined that there was no such impairment present at September 30, 2000.

     Income Taxes

     The Company through September 30, 2001, the effective date of the spin-off (Note 3) will file a consolidated federal income tax return with its former parent company and is not subject to state income taxes. In accordance with the intercorporate tax allocation policy, the Company pays to or receives

                             Fun City Popcorn, Inc.

                        Notes to the Financial Statements
           (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                      As of September 30, 2001 and 2000 and
        For Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------


2.   Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     Income Taxes, Continued

     from the parent company amounts equivalent to federal income tax charges or credits based on separate company taxable income or loss using the statutory rates. As of September 30, 2001, the Company will file a separate federal income tax return.

     Advertising Costs

     Advertising costs are expensed as they are incurred. Advertising expense was $1,330 and $0 for the years ended September 30, 2001 and 2000, respectively.

     Stock Split

     On July 17, 2001, Tone's board of directors declared a 1.891579 for 1 split of the Company's common shares effective immediately. This resulted in the issuance of 891,579 shares of common stock along with a corresponding decrease in additional paid-in capital of $8,916. All references to the number of shares of common stock issued or outstanding in the financial statements, per share amounts, and any other reference to common shares and common stock in the financial statements and the accompanying notes to the financial statements have been adjusted to reflect the split on a retroactive basis.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Statement ("FAS") No. 142, Goodwill and Other Intangibles, which addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. No. 142 supercedes Accounting Principles Board ("APB") Opinion No. 17, Intangible Assets. Provisions of FAS No. 142 will be effective for all fiscal years beginning after December 15, 2001. As such, the Company will adopt the new statement for the year ended September 30, 2002.

                             Fun City Popcorn, Inc.

                        Notes to the Financial Statements
           (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                      As of September 30, 2001 and 2000 and
        For Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------


2.   Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     New Accounting Pronouncements, Continued

     In August 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supercedes FAS 121 and portions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, related to segments of a business to be disposed of. This statement will be effective for all fiscal years beginning after December 15, 2001.

3.   Spin-Off
     --------

     On June 17, 2001, the Tone board of directors approved a plan to distribute the common shares of the Company (then its wholly-owned subsidiary on a 1 for 1 basis to the shareholders of Tone (the "spin-off"). Tone completed the spin-off of the Company on September 30, 2001, to shareholders of record on July 17, 2001. Pursuant to the spin-off, each Tone shareholder received one share of the Company's common stock for each share of Tone common stock owned.

     The Company and Tone have entered into certain oral agreements governing various ongoing relationships, including the provision of support services and a tax allocation agreement. The tax allocation agreement provides for the allocation of tax attributes to each company as if it had actually filed with respective tax authorities.

4.   Accounts Receivable - Trade
     ---------------------------

     At September 30, 2001 and 2000, accounts receivable - trade, net was comprised of the following:

                                                          2001           2000
                                                          ----           ----
         Accounts receivable - trade                   $ 127,584      $ 155,989
              Less: reserve for uncollectible
                    accounts receivable                  (13,304)       (13,354)
                                                       ---------      ---------
         Accounts receivable - trade, net              $ 114,280      $ 142,635
                                                       =========      =========

                             Fun City Popcorn, Inc.

                        Notes to the Financial Statements
           (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                      As of September 30, 2001 and 2000 and
        For Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------


4.   Accounts Receivable - Trade, Continued
     --------------------------------------

     During the years ended September 30, 2001 and 2000, the Company recognized $13,304 and $13,354 in bad debt expense, respectively.

5.   Finished Goods Inventory
     ------------------------

     At September 30, 2001 and 2000, finished goods inventory, net was comprised of the following:

                                                           2001          2000
                                                           ----          ----
         Finished goods inventory                       $ 254,537     $ 271,886
              Less: reserve for inventory obsolescence    (15,978)      (24,293)
                                                        ---------     ---------

         Finished goods inventory, net                  $ 238,559     $ 247,593
                                                        =========     =========

     During the year ended September 30, 2001, the Company disposed of $24,293 of obsolete inventory.

6.   Property and Equipment

     At September 30, 2001 and 2000, property and equipment consisted of the following:

                                                           2001          2000
                                                           ----          ----
         Equipment                                      $ 315,414     $ 771,225
         Furniture and fixtures                            21,336        48,308
         Vehicles                                          62,927        99,594
         Leasehold improvements                              --          61,065

                                                          399,677       980,192
              Less: accumulated depreciation             (333,020)     (744,881)
                                                        ---------     ---------
         Total property and equipment, net              $  66,657     $ 235,311
                                                        =========     =========

     Depreciation expense for the years ended September 30, 2001 and 2000 was $79,692 and $89,238, respectively.

                            Fun City Popcorn, Inc.

                        Notes to the Financial Statements
           (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                      As of September 30, 2001 and 2000 and
        For Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------


7.   Goodwill
     --------

     At September 30, 2001 and 2000, goodwill, net was comprised of the following:

                                                           2001          2000
                                                           ----          ----
           Goodwill resulting from the Company's
            acquisition by Tone Products, Inc.          $  442,076    $ 442,076
           Goodwill resulting from the acquisition
            of T.J. Distributing                           121,136      121,136
                                                        ----------    ---------

                                                           563,212      563,212
              Less: accumulated amortization              (205,405)    (172,823)
                                                        ----------    ---------
                                                           357,807      390,389
           Impairment write-off                           (357,807)        --
                                                        ----------    ---------
           Goodwill, net                                      --      $ 390,389
                                                        ==========    =========


      The acquisition of the Company in 1996 by Tone, was based in part on a business model that contemplated sales of Tone's beverage and other products to the Las Vegas casino community through the Company's existing customers and distribution system. Several attempts have been made since the acquisition to introduce these products into this market, which have not been successful. More recently, due to consolidations in the Las Vegas market place, the Company's ability to introduce beverage products to the casinos has become more limited. Consequently, Tone and the Company decided not to pursue further attempts by the Company to sell Tone's products. Accordingly, the Company and Tone have evaluated the goodwill recorded in connection with the acquisition of the Company and concluded that it was impaired. As a result, the Company has written off the related remaining unamortized goodwill as of June 17, 2001 of $264,263.


      In 1998, the Company acquired T.J. Distributing in an attempt to expand the customer base through which it could market its own products as well as those of Tone. When Tone and the Company decided that the Company would not pursue further attempts to sell Tone's products, the goodwill related to the acquisition of T. J. Distributing was evaluated and was determined to be impaired. As a result, the Company has written off the related unamortized goodwill at June 17, 2001 of $93,544.

      Amortization expense for the years ended September 30, 2001 and 2000 was $32,582 and $43,441, respectively.

                            Fun City Popcorn, Inc.

                        Notes to the Financial Statements
           (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                      As of September 30, 2001 and 2000 and
        For Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------


8.   Line of Credit
     --------------
                                                              2001        2000
                                                              ----        ----

     At September 30, 2001 and 2000, the Company had an
     operating line of credit with a bank with a
     maximum amount of $300,000 available,
     collateralized by all of the Company's assets
     (with a net carrying amount of approximately
     $488,000 at September 30, 2001) and guaranteed by
     Tone Products, Inc. At September 30, 2001, based
     upon a qualifying asset formula, the maximum
     borrowable amount available on the line of credit
     was approximately $203,000. The line of credit had
     a weighted average interest rate of 7.80% and
     8.70% for the years ended September 30, 2001 and
     2000, respectively. The bank line of credit
     expires in February 2002. It is the Company's
     intention at this time to extend any unpaid
     balance at the due date.                               $ 69,594   $ 89,954
                                                            ========   ========
9.   Notes Payable
     -------------

     At September 30, 2001 and 2000, notes payable consist of the following:

                                                              2001       2000
                                                              ----       ----

     Collateralized


     Note payable to a bank, collateralized by certain
     Tone Products, Inc. assets (with a net carrying
     amount of approximately $3,300,000 at September
     30, 2001), payable in monthly principal and
     interest installments of $813, with any unpaid
     principal and interest due in January 2003.
     Interest is calculated at a fixed rate of 8.00%
     per annum.                                             $ 12,372   $ 20,748

                            Fun City Popcorn, Inc.

                        Notes to the Financial Statements
           (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                      As of September 30, 2001 and 2000 and
        For Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------


9.   Notes Payable, Continued
     ------------------------

     Collateralized, Continued

     Note payable was collateralized by two of the
     Company's vehicles (with a net carrying amount of
     approximately $43,000 at September 30, 2001). The
     note provided for monthly installments of
     principal and interest of $981. The interest was
     calculated at a fixed rate of 7.25% per annum.             --     $ 12,477

     Uncollateralized


     Note payable to an individual as part of the
     purchase price of a business acquisition, payable
     in monthly principal and interest installments of
     $1,600, with any unpaid principal and interest due
     in January 2003. Interest is calculated at a fixed
     rate of 7.00% per annum.                               $ 24,099     41,046
                                                            --------   --------
                Total notes payable                           36,471     74,271
         Less: current maturities                            (26,940)   (36,448)
                                                            --------   --------
     Long term portion of notes payable                     $  9,531   $ 37,823
                                                            ========   ========

     Maturities of notes payable for the years ending September 30:

           2002                                                   $ 26,940
           2003                                                      9,531
           2004                                                       --
           2005                                                       --
           2006                                                       --




     Interest expense during the years ended September 30, 2001 and 2000 was $9,973 and $14,127, respectively.

                            Fun City Popcorn, Inc.

                        Notes to the Financial Statements
           (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                      As of September 30, 2001 and 2000 and
        For Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------


10.  Due to Tone Products, Inc.
     --------------------------

     As of September 30, 2001 and 2000, the Company had amounts due to Tone Products, Inc. of $122,566 and $154,228, respectively. As of the date of the "spin-off", September 30, 2001, Tone and the Company agreed that the principal plus accrued interest as of that date will be due on or before September 30, 2004. The amount is unsecured with interest calculated at a fixed rate of 6.00% per annum. Tone is a related party, as both Tone and the Company are under the control of two brothers who collectively own more than 50% of the voting shares of each company.


11.  Income Taxes
     ------------

     At September 30, 2001 and 2000, the components of the provision for income taxes are:

                                                               2001      2000
                                                               ----      ----
         Current tax expense (benefit):
              Federal                                       $ (2,915)  $ 11,355
              State                                             (565)     1,901
                                                            --------   --------
                                                              (3,480)    13,256
                                                            --------   --------
         Deferred tax expense (benefit):
              Federal                                          6,011    (15,104)
              State                                            1,392     (3,498)
                                                            --------   --------
                                                               7,403    (18,602)
                                                            --------   --------
         Total provision                                    $  3,923   $ (5,346)
                                                            ========   ========

                            Fun City Popcorn, Inc.

                        Notes to the Financial Statements
           (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                      As of September 30, 2001 and 2000 and
        For Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------


11.  Income Taxes, Continued
     -----------------------

     Significant components of the Company's deferred income tax assets and liabilities at September 30, 2001 and 2000 are:

                                                             2001        2000
                                                             ----        ----
         Deferred income tax asset:
              Inventory                                   $   6,198   $   9,159
              Accounts receivable                             5,495       5,515
                                                          ---------   ---------
         Total deferred income tax asset                     11,693      14,674
              Valuation allowance                              --          --
                                                          ---------   ---------
         Net deferred income tax asset                       11,693      14,674
                                                          ---------   ---------
         Deferred income tax liability:
              Depreciation                                   (5,416)       (995)
                                                          ---------   ---------
         Total deferred income tax liability                 (5,416)       (995)
                                                          ---------   ---------
         Net deferred income tax asset                    $   6,277   $  13,679
                                                          =========   =========

     Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

                                                             2001        2000
                                                             ----        ----

           Tax expense at U.S. statutory rate               (34.0)%     (34.0)%
           State tax provision                                0.1         1.0
           Non-deductible expenses                           34.7        29.3
           Other                                               --          .7
                                                            -------     -------

           Effective income tax rate                          0.8%       (5.0)%
                                                            =======     =======



12.  Disclosures about Fair Values of Financial Instruments
     ------------------------------------------------------

     The estimated fair value amounts of all financial instruments on the Company's September 30, 2001 and 2000 balance sheets, which are held for nontrading purposes, have been determined by using available market information and appropriate valuation methodologies.


     Fair value is described as the amount at which the instrument could be exchanged in a current transaction between informed willing parties, other than in a forced liquidation.

                            Fun City Popcorn, Inc.

                        Notes to the Financial Statements
           (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                      As of September 30, 2001 and 2000 and
        For Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------


12.  Disclosures about Fair Values of Financial Instruments, Continued
     -----------------------------------------------------------------

     However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company does not have any off balance sheet financial instruments.


     The following methods and assumptions were used by the Company in estimating fair value disclosures for financial statements:


         Cash and equivalents, accounts receivable - trade, net, finished goods inventory, net, prepaids, accounts payable - trade, accrued expenses, and the line of credit, as reported in the balance sheet, approximate fair value due to the short-term maturities of these instruments.


         The fair value of non-current notes payable is estimated by determining the net present value of future payments. The carrying amounts on the balance sheet approximate fair value.


13.  Employee Benefit Plans
     ----------------------

     Employee Retirement Plan

     The Company participates in the employee benefit plan (the "plan") of Tone Products, Inc., whereby employees could elect to defer a portion of their annual compensation up to a maximum of 15%, pursuant to Section 401(k) of the Internal Revenue Code. Tone Products, Inc. matched contributions on a discretionary basis as determined by its Board of Directors. None of the Company's employees ever participated in the plan. As of September 30, 2001, the date of the spin-off, the Company does not have an employee benefit plan.

14.  Related Party Transactions
     --------------------------

     Facilities Operating Leases

     The Company leased its Las Vegas area facility from a former major Tone Products, Inc. shareholder who was the owner of the Company prior to its acquisition by Tone. For the years ended September 30, 2001 and 2000, the Company paid the former major shareholder facility rent of $61,506 and $82,000, respectively. The Company relocated its Las Vegas area facility to a new site in July 2001 not owned by a related party.

                             Fun City Popcorn, Inc.

                        Notes to the Financial Statements
           (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                      As of September 30, 2001 and 2000 and
        For Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------


15.  Commitments and Contingencies
     -----------------------------

     Facilities Lease Agreement

     The Company leases its facilities on operating leases (Note 14) through June 2001 with future minimum lease payments at September 30, 2001, as follows:

                2002                                        $     62,660
                2003                                              64,540
                2004                                              66,476
                2005                                              68,468
                2006                                              46,552
                                                            ------------

                Total future minimum lease payments         $    308,696
                                                            ============

     Rental expense was $105,219 and $118,154 during the years ended September 30, 2001 and 2000, respectively.

     Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company sells products to private and public companies supplying the food services industry, certain governmental entities, and public institutions primarily within a 300-mile radius of its location. Exposure to losses on accounts receivable is principally dependent on the individual customer's financial condition, as credit sales are not collateralized. The Company monitors its exposure to credit losses and reserves for those accounts receivable that it deems to be not collectible. No single customer accounted for more than 10% of the accounts receivable at September 30, 2001 and 2000 or of the revenues for the years then ended.

                           Fun City Popcorn, Inc.

                        Notes to the Financial Statements
           (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                      As of September 30, 2001 and 2000 and
        For Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------


     Borrowing Ability

     The Company has a line of credit that matures in February 2002. In the past, the Company has obtained its credit facilities based upon its being a wholly-owned subsidiary of Tone.

15.  Commitments and Contingencies
     -----------------------------

     Borrowing Ability, Continued

     There is no certainty that the Company will be able to renew the existing line of credit or obtain new credit facilities in the future.

16.  Loss Per Share

     Basic loss per share has been computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the year. There are no potentially dilutive securities that need to be considered for the periods presented.

     The computation of basic and diluted earnings per common share at September 30, 2001 and 2000 is as follows:

                                                           2001         2000
                                                           ----         ----
         Basic and diluted loss per common share:
              Net loss (numerator)                     $ (511,263)  $ (100,890)
              Weighted-average shares outstanding
                  (denominator)                         1,891,579    1,891,579
                                                       ----------   ----------

         Basic and diluted loss per common share       $    (0.27)  $    (0.05)
                                                       ==========   ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------

NONE


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

Directors and Executive Officers

     The following table sets forth certain information regarding the Company's executive officers and directors:

                                                                  Officer or
       Name           Age                Office                Director Since(1)
       ----           ---                ------                -----------------
Timothy E. Evon       48           Chairman of the Board        September, 2001

Thomas J. Evon        47           Director                     September, 2001

William H. Hamen      41           Director                     September, 2001

Richard Falk          55           President                    September, 2001

Lloyd S. Dean         65           Vice President               September, 2001

Maryann Talavera      36           Chief Financial Officer      September, 2001


(1) Reflects the date TPI was acquired by the Company. Messrs. Evon and Evon had been directors of TPI, the Company's predecessor, from September 1978.

     Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors are duly elected and qualified. Officers of the Company are elected by, and serve at the discretion of, the Board of Directors. Directors not employed by the Company do not receive fees for attending Board of Directors' meetings but are reimbursed for out-of-pocket expenses. Timothy E. Evon and Thomas J. Evon are brothers.

Background

     The following is a summary of the business experience of each executive officer and director of the Company for at least the last five years:

     Timothy E. Evon has been a Director since October 2001. Mr Evon has been President of TPI, since 1989 and a Director and Chairman of the Board since 1996. He is responsible for TPI's overall operations, with emphasis upon management of production facilities and sauce operations.

     Thomas J. Evon has been a Director since October 2001. Mr Evon has been an executive officer of TPI since 1989 and a Director since 1996 with principal responsibility for marketing TPI's products primarily to government agencies, including school districts, colleges and prisons.

     William H. Hamen has been a Director since October 2001. Mr. Hamen has been the controller of TPI since 1996 and was named its Secretary, Treasurer and Chief Financial Officer in November 1998 and a Director in 2000, with principal responsibility for accounting and related functions. Previously, Mr. Hamen was an independent systems consultant and a computer network engineer since 1992.

     Richard A. Falk, age 55, has been the general manager of the Company since June 1996. Mr. Falk was named the Company's Chief Executive Officer in October 2001.

     Lloyd S. Dean, age 65, joined the Company in October 1998 as sales manager. Mr. Dean was named the Company's Vice President Sales in October 2001. From 1996 to October 1998 he was an account manager for Premier Cleaners in Las Vegas.

     Maryann Talavera, age 36, joined the Company in April 1997 as office manager and bookkeeper. Ms. Talavera was named the Company's Chief Financial Officer in October 2001. From April 1996 to April 1997 she was office manager for Rotondi & Sons, Inc.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The following table sets forth certain information concerning compensation paid to the Company's Chief Executive Officer for the years ended September 30, 2000 and 2001. Timothy E. Evon currently receives an annual salary of $132,600.

                                   Summary Compensation Table

                                     Annual                           Long Term
                                  Compensation                      Compensation
                                  ------------                  ------------
     Name and                                  Other Annual Awards                 All Other
Principal Position     Year    Salary      Bonus     Compensation     Options     Compensation
-------------------    ----    -------    -------    ------------     -------     ------------
Richard Falk,          2001    $42,015    $12,000        $0             $0             $0
President              2000    $42,015    $ 3,450        $0             $0             $0


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth certain information as of November 30, 2001 concerning stock ownership of the Company's Common Stock by all persons known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, by each director and by all directors and officers as a group.

     Except as otherwise noted, the persons named in the table own the shares beneficially and of record and have sole voting and investment power with respect to all shares of Common Stock shown as owned by them, subject to community property laws, where applicable. Each stockholder's address is in care of the Company at 2129 North 15th Street, Melrose Park, Illinois 60160. The table also reflects all shares of Common Stock which may be acquired within 60 days from the date hereof upon exercise of stock options or common stock purchase warrants.

                                       Number of
                                       Shares of
                                        Common
                                      Stock Owned                    Percent of
                                       of Record                    Common Stock
       Name                        and Beneficially(1)                 Owned
       ----                        -------------------                 -----

Timothy E. Evon                         748,166                        31.2%
Thomas J. Evon                          748,166                        31.2%
William H. Hamen                        108,500                         4.5%
Cede & Co.                              190,394                         7.9%
All officers and directors            1,604,832                        67.1%
as a group (3 persons)
-----------

(1) Includes Stock Options exercisable within 60 days from the date hereof.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The Company has no related party transactions.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     a. Exhibits: None
     b. Reports on Exhibit 8K: None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized, in Melrose Park, Illinois, on December 24, 2001.


                                            TONE PRODUCTS, INC.



                                            By:  /s/  Richard Falk
                                               ------------------------------
                                                      Richard Falk
                                                      President

     Pursuant to the requirements of the Securities Act of 1933, as amended, this Report has been signed below by the following persons on the dates indicated.

       Signature                      Title                        Date
       ---------                      -----                        ----

/s/  Timothy E. Evon          Chairman of the Board of
------------------------      Directors,                      December 19, 2001
     Timothy E. Evon


/s/  Thomas J. Evon           Director,                       December 19, 2001
------------------------
     Thomas J. Evon


/s/  William H. Hamen         Director ,                      December 19, 2001
------------------------
     William H. Hamen



/s/  Richard A. Falk          President,                      December 19, 2001
------------------------
     Richard A. Falk


/s/  Lloyd S. Dean            Vice President                  December 19, 2001
------------------------
     Lloyd S. Dean


/s/  Maryann Talavera         Chief Financial Officer,        December 19, 2001
------------------------
     Maryann Talavera