Form 10QSB
period 2001-12-31
FUN CITY POPCORN INC
filed 2002-02-14
CIK 1144062

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934,
                    for the quarter ended December 31, 2001.


                          Commission File No. 000-32947


                             FUN CITY POPCORN, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


            NEVADA                                               88-0211496
-------------------------------                           ---------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)


3211 Sunrise Avenue
Las Vegas, Nevada                                                    89101
---------------------------------------                            --------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number:  (702) 367-2676

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

As of December 31, 2001, 1,891,579 shares of the Registrant's $.01 par value Common Stock were outstanding.

PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

Introduction

The consolidated financial statements have been prepared by Tone Products, Inc.("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements for the year ended September 30, 2001. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

                             Fun City Popcorn, Inc.

                              Financial Statements

                           As of December 31, 2001 and
                        For The Three Month Periods Ended
                           December 31, 2001 and 2000

                             Fun City Popcorn, Inc.

                        Index to the Financial Statements

                           As of December 31, 2001 and
          For The Three Month Periods Ended December 31, 2001 and 2000

--------------------------------------------------------------------------------


  Report of Independent Auditors .........................................1

  Financial Statements of Fun City Popcorn, Inc.:

      Balance Sheets, December 31, 2001...................................2

      Statements  of Operations  for the three month
        periods ended  December 31, 2001 and 2000.........................4

      Statements  of  Shareholder's  Equity for the
        three month period ended  December 31, 2001.......................5

      Statements  of Cash Flows for the three month
        periods  ended  December 31, 2001 and 2000........................6

  Notes to the Financial Statements.......................................7

                         INDEPENDENT ACCOUNTANTS' REPORT




To the Board of Directors
Fun City Popcorn, Inc.



We have reviewed the accompanying balance sheet of Fun City Popcorn, Inc. as of December 31, 2001 and the related statements of operations, shareholders' equity and cash flows for the three month periods ended December 31, 2001 and 2000 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Fun City Popcorn, Inc.


A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.


Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.










Kelly & Company

Newport Beach, California

---------------------

                            Fun City Popcorn, Inc.
                                Balance Sheet
                           As of December 31, 2001


--------------------------------------------------------------------------------


                                     ASSETS


Current assets:
    Cash and equivalents                                                $ 65,029
    Accounts receivable trade, net                                       109,866
    Finished goods inventory, net                                        195,284
    Deferred tax asset                                                     6,277
    Other current assets                                                   2,216
                                                                        --------
Total current assets                                                     378,672

Property and equipment, net                                               59,157
Other assets                                                               7,947
                                                                        --------
Total assets                                                            $445,776
                                                                        ========









    The accompanying notes are an integral part of the financial statements.

                            Fun City Popcorn, Inc.
                                Balance Sheets
                           As of December 31, 2001

--------------------------------------------------------------------------------

                     LIABILITIES AND SHAREHOLDER'S EQUITY


Current liabilities:
    Line of credit                                                  $    69,594
    Accounts payable - trade                                             21,988
    Accrued expenses                                                      4,350
    Notes payable, current maturities                                    27,425
    Due to Tone Products, Inc.                                          100,000
    Income taxes payable                                                  1,656
                                                                    -----------
Total current liabilities                                               225,013
Notes payable, net of current maturities                                  2,422
                                                                    -----------
Total liabilities                                                       227,435
                                                                    -----------
Commitments and contingencies
Shareholder's equity:
    Common stock; $0.01 par value; 10,000,000 shares
      authorized; 1,891,579 shares issued and
      outstanding at December 31, 2001                                   18,916
    Additional paid in capital                                        1,077,220
Accumulated deficit                                                    (877,795)
                                                                    -----------
Total shareholder's equity                                              218,341
                                                                    -----------
Total liabilities and shareholder's equity                          $   445,776
                                                                    ===========








    The accompanying notes are an integral part of the financial statements.


                                  Fun City Popcorn, Inc.
                                  Statements of Operations
             For Each of the Three-Month Periods Ended September 30, 2001 and 2000

--------------------------------------------------------------------------------------------------------

                                                                    For the               For the
                                                                  Three Month            Three Month
                                                                 Period Ended            Period Ended
                                                               December 31, 2001       December 31, 2000
                                                               -----------------       -----------------

Net sales                                                       $   422,992                $   523,965
Cost of sales                                                       298,083                    392,971
                                                                -----------                -----------
        Gross profit                                                124,909                    130,994
Operating costs and expenses                                        112,382                    144,491
                                                                -----------                -----------
        Income (loss) from operations                                12,527                    (13,497)
Other income (expense):
        Interest expense                                             (1,489)                    (3,420)
        Other expenses                                                 --                         --
                                                                -----------                -----------
Income (loss) before provision for income taxes                      11,038                    (16,917)
        Provision for income taxes                                   (1,656)                    (1,389)
                                                                -----------                -----------
Net income (loss)                                               $     9,382                $   (18,306)
                                                                ===========                ===========

Net income (loss) per share, basic and diluted                  $      0.01                $     (0.01)
                                                                ===========                ===========
Basic and diluted weighted average common shares
        outstanding                                               1,891,579                  1,891,579
                                                                ===========                ===========



                The accompanying notes are an integral part of the financial statements.

                                                4





                                             Fun City Popcorn, Inc.

                                      Statements of Shareholder's Equity
                               For the Three Month Period Ended December 31, 2001

-----------------------------------------------------------------------------------------------------------------------------



                                                                             Additional
                                            Common           Common           Paid-in         Accumulated
                                            Shares            Stock           Capital           Deficit             Total
                                         ----------        ----------        ----------        ----------         ----------

Balance, September 30, 2000              18,916,000        $   18,916        $1,077,220        $ (375,914)        $  720,222
    Net loss                                   --                --                --            (511,263)          (511,263)
                                         ----------        ----------        ----------        ----------         ----------
Balance, September 30, 2001              18,916,000            18,916         1,077,220          (887,177)           208,959
    Net loss                                   --                --                --               9,382              9,382
                                         ----------        ----------        ----------        ----------         ----------
Balance, December 31, 2001               18,916,000        $   18,916        $1,077,220        $ (877,795)        $  218,341
                                         ==========        ==========        ==========        ==========         ==========











                            The accompanying notes are an integral part of the financial statements.





                                         Fun City Popcorn, Inc.
                                        Statements of Cash Flows
                   For Each of the Three Month Periods Ended December 31, 2001 and 2000

---------------------------------------------------------------------------------------------------------------

                                                                             For the              For the
                                                                           Three Month          Three Month
                                                                           Period Ended         Period Ended
                                                                        December 31, 2001    December 31, 2000
                                                                        -----------------    ------------------

Cash flows provided by (used in) operating activities:
            Net loss                                                         $  9,382             $(18,306)
       Adjustments to reconcile net loss to net cash provided by
         operating activities:
            Depreciation and amortization                                       7,500               33,673
            Allowance for uncollectible accounts                                 --                   --
            Reserve for inventory obsolescence                                   --                   --
            Loss (gain) on sale of assets                                        --                   --
       Decrease (increase) in assets:
            Accounts receivable - trade, net                                    4,414               10,855
            Inventories                                                        43,275                5,076
            Deferred tax asset                                                   --                   --
            Other current assets                                                1,184                 (185)
       Increase (decrease) in liabilities:
            Accounts payable trade                                            (18,473)              (5,698)
            Accrued expenses                                                   (1,333)              (1,018)
            Deferred tax liabilities                                             --                   --
            Due to Tone Products, Inc.                                           --                   --
            Income taxes payable                                                1,656                1,389
                                                                             --------             --------
Cash provided by operating activities                                          47,605               25,786
                                                                             --------             --------
Cash flows provided by (used in) investing activities
       Purchase of property and equipment                                        --                  1,000
       Sale of property and equipment                                            --                   --
                                                                             --------             --------
Cash used in investing activities                                                --                  1,000
                                                                             --------             --------
Cash flows provided by (used in) financing activities:
       Net proceeds (payments) from the line of credit                           --                   --
       Payment on notes payable                                                (6,624)              (8,890)
       Payments on amount due Tone Products, Inc.                             (22,566)                --
       Proceeds from the issuance of notes payable                               --                   --
                                                                             --------             --------
Cash used in financing activities                                             (29,190)              (8,890)
                                                                             --------             --------
Net increase (decrease) in cash                                                18,415               17,896
Cash at beginning of period                                                    46,614               56,855
                                                                             --------             --------
Cash at end of period                                                        $ 65,029             $ 74,751
                                                                             ========             ========



                   The accompanying notes are an integral part of the financial statements.


                                                     6

                             Fun City Popcorn, Inc.
                            Statements of Cash Flows
      For Each of the Three Month Periods Ended December 31, 2001 and 2000

--------------------------------------------------------------------------------


             Supplemental Disclosure of Cash Flow Information

                                             For the              For the
                                           Three Month          Three Month
                                           Period Ended         Period Ended
                                        December 31, 2001    December 31, 2000
                                        -------------------  -------------------

Interest paid                                  --                    --
Income taxes paid                              --                    --













    The accompanying notes are an integral part of the financial statements.

                             Fun City Popcorn, Inc.

                        Notes to the Financial Statements

                           As of December 31, 2001 and
           For The Three Month Periods Ended December 31, 2001and 2000
--------------------------------------------------------------------------------


1.   Basis of Presentation
     ---------------------

     In the opinion of the management of Fun City Popcorn, Inc. (a Nevada corporation)(the "Company"), the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly its financial position as of December 31, 2001, the results of its operations for the three month periods ended December 31, 2001 and 2000, and the related condensed statements of shareholders' equity for the three month period ended December 31, 2001, and cash flows for each of the three month periods ended December 31, 2001 and 2000.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2001.

2.   Property and Equipment
     ----------------------

     At December 31, 2001, property and equipment consisted of the following:


         Property and equipment                           $ 315,414
         Furniture and fixtures                              21,336
         Vehicles
                                                             62,927
                                                          ---------
                                                            399,677
              Less: accumulated depreciation               (340,520)
                                                          ---------

         Total property and equipment, net                $  59,157
                                                          =========

     Depreciation expense for each of the three-month periods ended December 31, 2001 and 2000 was $7,500 and $22,815, respectively.

3.   Income Taxes
     ------------

     Reconciliation of the effective tax rate to the U.S. statutory rate for the three-month periods ended December 31, 2001 and 2000 is as follows:

                                                     2001             2000
                                                     ----             ----
         Tax expense at U.S. statutory rate          15.0%           (15.0)%
         Non-deductible expenses                        -             23.2
                                                     -----           -----

         Total provision                             15.0%             8.2%
                                                     =====            =====

                             Fun City Popcorn, Inc.

                        Notes to the Financial Statements

                           As of December 31, 2001 and
           For The Three Month Periods Ended December 31, 2001and 2000
--------------------------------------------------------------------------------


4.   Related Party Transactions
     --------------------------

     Facilities Operating Leases


     In prior years, the Company leased its Las Vegas area facility from a member of the Company's board of directors. For the three-month period ended December 31, 2000, the Company paid facility rent of $28,410. The Company to relocated its Las Vegas area facility to a new site in July 2001 that is not owned by a related party.


     As of December 31, 2001, the Company had amounts due to Tone Products, Inc. of $100,000. As of the date of the "spin-off", September 30, 2001, Tone Products, Inc. (the Company's former parent) and the Company agreed that the principal plus accrued interest as of that date will be due on or before September 30, 2004. The amount is unsecured with interest calculated at a fixed rate of 6.00% per annum. Tone is a related party, as both Tone and the Company are under the control of two brothers who collectively own more than 50% of the voting shares of each company.


5.   Commitments and Contingencies
     -----------------------------

     The Company leases its facilities on operating leases (Note 4) through June 2006 with future minimum lease payments at December 31, 2001, as follows:


                2002                                               $     62,195
                2003                                                     64,060
                2004                                                     65,984
                2005                                                     67,958
                2006                                                     64,009
                                                                   ------------

                Total future minimum lease payments                $    324,206
                                                                   ============

     Rental expense was $19,470 and $25,410 for the three-month periods ended December 31, 2001 and 2000, respectively.


     Borrowing Ability


     The Company has a line of credit that matures in February 2002. In the past, the Company has obtained its credit facilities based upon its being a wholly-owned subsidiary of Tone. There is no certainty that the Company will be able to renew the existing line of credit or obtain new credit facilities in the future.

                             Fun City Popcorn, Inc.

                        Notes to the Financial Statements

                           As of December 31, 2001 and
           For The Three Month Periods Ended December 31, 2001and 2000
--------------------------------------------------------------------------------


6.   Earnings (Loss) Per Share
     -------------------------

     Basic earnings (loss) per share ("EPS") is computed by dividing income (deficit) available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted EPS is similar to basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.


     The computation of basic and diluted earnings (loss) per common share for the three-month periods ended December 31, 2001 and 2000 are as follows:



                                                                2001                    2000
                                                                ----                    ----
Basic and diluted earnings (loss) per common share:
    Net loss (numerator)                                     $     9,382             $   (18,306)
Weighted-average shares outstanding
    (denominator)                                              1,891,579               1,891,579
                                                             -----------             -----------

 Basic and diluted earnings (loss)  per common share         $      0.01             $     (0.01)
                                                             ===========             ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS

The Company's revenues are derived principally from the sale and distribution of food products. Revenues for the fiscal quarter ended December 31, 2001, decreased to $422,992 from $523,965 in the same period last year. Revenue decreases were a result of the elimination of lower margin items as well as the shift to distribution from manufacturing of popcorn products.

Cost of goods sold was increased by 4.53% of sales due to the above mentioned sales mix changes as well as the elimination of manufacturing.

Operating expenses in the three month period ended December 31, 2001, decreasing $32,109 to $112,382, from $144,491 in the year ago period. The elimination of manufacturing related expenses as well as the Companies move to a smaller facility are the chief causes of the expense reductions.

Net income for the fiscal quarter ended December 31, 2001, increased $27,688 to $9,382 from $(18,306) due to the decrease in cost of goods sold as well as the decreases in operating expenses. Diluted earnings per share rose $0.02 to $0.01 per share from $(0.01) per share in the year ago period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has access to $300,000 in traditional lines of credit which should be more than sufficient to see the Company through it's growth. The Company had not made any material commitments for capital expenditures as of January 30, 2002 and believes it has sufficient cash resources to meet its needs.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other information

     None

Item 6. Exhibits and Reports on Form 8 - K

          (a) Exhibits

               Not applicable

          (B) Reports on Form 8-K

               None

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2002                     FUN CITY POPCORN, INC


                                            /s/ RICHARD FALK
                                            ------------------------------------
                                            Richard Falk
                                            President