Form 10QSB
period 2002-03-31
FUN CITY POPCORN INC
filed 2002-05-14
CIK 1144062

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
               ACT OF 1934, for the quarter ended March 31, 2002.


     Commission File No. 000-32947


                               Fun City Popcorn, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


           NEVADA                                               88-0211496
 ------------------------------                            --------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification Number)


         3211 Sunrise Avenue
          Las Vegas, Nevada                                       89101
 --------------------------------------                          --------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number:  (702) 367-2676

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

As of May 13, 2002, 1,891,579 shares of the Registrant's $.01 par value Common Stock were outstanding.

PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

Introduction

The consolidated financial statements have been prepared by Fun City Popcorn, Inc.("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements for the year ended September 30, 2001. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

                             Fun City Popcorn, Inc.

                              Financial Statements

                                   (Unaudited)

                            As of March 31, 2002 and
                    For the Three and Six Month Periods Ended
                             March 31, 2002 and 2001

                             Fun City Popcorn, Inc.

                       Index to the Financial Statements

                                   (Unaudited)

                            As of March 31, 2002 and
        For the Three and Six Month Periods Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------



             Independent Accountants' Report................................ F-1

              Financial Statements of Fun City Popcorn, Inc.:

                   Balance Sheet (Unaudited), March 31, 2002................ F-2

                   Statements of Operations (Unaudited) for Each of
                     Three and Six Month Periods Ended March 31, 2002
                     and 2001............................................... F-4

                   Statements of Shareholders' Equity (Unaudited) for
                     the Six Month Period Ended March 31, 2002.............. F-5

                   Statements of Cash Flows (Unaudited) for Each of
                     Six Month Periods Ended March 31, 2002 and 2001........ F-6

             Notes to the Financial Statements (Unaudited).................. F-8

                         INDEPENDENT ACCOUNTANTS' REPORT




     To the Board of Directors
     Fun City Popcorn, Inc.


     We have reviewed the accompanying balance sheet of Fun City Popcorn, Inc. as of March 31, 2002, and the related statement of operations for the three and six month periods ended March 31, 2002 and 2001, the statement of shareholders' equity for the six month period ended March 31, 2002, and the statement of cash flows for the six month periods ended March 31, 2002 and 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Fun City Popcorn, Inc.

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






     /s/  Kelly & Company
     -----------------------------
          Kelly & Company


     Newport Beach, California
     May 10, 2002

                             Fun City Popcorn, Inc.


                                 Balance Sheet
                                   (Unaudited)

                              As of March 31, 2002
--------------------------------------------------------------------------------

                                     ASSETS


Current assets:
    Cash and equivalents                                                $ 56,872
    Accounts receivable trade, net of allowance for
      doubtful accounts of $13,304                                       128,911
    Finished goods inventory, net                                        223,904
    Deferred tax asset                                                     6,277
    Other current assets                                                   3,420
                                                                        --------
Total current assets                                                     419,384

Property and equipment, net                                               53,138
Other assets                                                               7,947
                                                                        --------
Total assets                                                            $480,469
                                                                        ========


                     The accompanying notes are an integral
                       part of the financial statements.

                             Fun City Popcorn, Inc.


                                 Balance Sheet
                                  (Unaudited)

                              As of March 31, 2002
--------------------------------------------------------------------------------

                     LIABILITIES AND SHAREHOLDER'S EQUITY


Current liabilities:
    Line of credit                                                  $    69,594
    Accounts payable trade                                               37,875
    Income taxes payable                                                  8,888
    Accrued expenses                                                      4,432
    Notes payable, current maturities                                    15,171
    Due to Tone Products, Inc.                                          100,000
                                                                    -----------
Total current liabilities                                               235,960

Notes payable, net of current maturities                                   --
                                                                    -----------
Total liabilities                                                       235,960
                                                                    -----------
Commitments and contingencies

Shareholder's equity:
    Preferred stock; $0.01 par value; 5,000,000 shares
         authorized; no shares issued and outstanding at
         March 31, 2002                                                    --
    Common stock; $0.01 par value; 10,000,000 shares
         authorized; 1,891,579 shares issued and outstanding
         at March 31, 2001                                               18,916

    Additional paid in capital                                        1,077,220
    Accumulated deficit                                                (851,627)
                                                                    -----------
Total shareholder's equity                                              244,509
                                                                    ===========


                     The accompanying notes are an integral
                        part of the financial statements.



                                     Fun City Popcorn, Inc.


                                    Statements of Operations
                                           (Unaudited)

                 For Each of the Six Month Periods Ended March 31, 2002 and 2001
-----------------------------------------------------------------------------------------------


                                                 For the                      For the
                                        Three Month Period Ended       Six Month Period Ended
                                       --------------------------    --------------------------
                                         March 31,     March 31,      March 31,      March 31,
                                           2002          2001           2002           2001
                                       -----------    -----------    -----------    -----------
Net sales                              $   464,418    $   507,319        887,409    $ 1,031,284
Cost of sales                              319,028        380,490        617,111        773,462
                                       -----------    -----------    -----------    -----------
       Gross profit                        145,390        126,829        270,298        257,822
Operating costs and expenses               110,874        151,036        223,254        295,526
                                       -----------    -----------    -----------    -----------
       Income (loss) from operations        34,516        (24,207)        47,044        (37,704)

Other income (expense):
       Interest expense                     (1,117)        (2,593)        (2,606)        (6,013)
                                       -----------    -----------    -----------    -----------
Income (loss) before provision
 for income taxes                           33,399        (26,800)        44,438        (43,717)
       Provision for income taxes           (7,232)           584         (8,888)          (805)
                                       -----------    -----------    -----------    -----------
Net income (loss)                      $    26,167    $   (26,216)   $    35,550    $   (44,522)
                                       ===========    ===========    ===========    ===========

Net income (loss) per share,
       basic and diluted               $      0.01    $     (0.01)   $      0.02    $     (0.02)
                                       ===========    ===========    ===========    ===========
 Basic and diluted weighted average
       common shares outstanding         1,891,579      1,891,579      1,891,579      1,891,579
                                       ===========    ===========    ===========    ===========


                             The accompanying notes are an integral
                                part of the financial statements.

                                       Fun City Popcorn, Inc.

                                 Statements of Shareholder's Equity
                                             (Unaudited)

                            For the Six Month Period Ended March 31, 2002
----------------------------------------------------------------------------------------------------


                                                          Additional
                                 Common       Common        Paid-in      Accumulated
                                 Shares        Stock        Capital        Deficit         Total
                              -----------   -----------   -----------    -----------    -----------
Balance, September 30, 2000     1,891,579   $    18,916   $ 1,077,220    $  (375,914)   $   720,222
                                     --            --            --         (511,263)      (511,263)
                              -----------   -----------   -----------    -----------    -----------
Balance, September 30, 2001     1,891,579        18,916     1,077,220       (887,177)       208,959
    Net income                       --            --            --           35,550         35,550
                              -----------   -----------   -----------    -----------    -----------

Balance, March 31, 2002         1,891,579   $    18,916   $ 1,077,220    $  (851,627)   $   244,509
                              ===========   ===========   ===========    ===========    ===========


                               The accompanying notes are an integral
                                 part of the financial statements.

                                   Fun City Popcorn, Inc.

                                   Statement of Cash Flows
                                         (Unaudited)

               For Each of the Six Month Periods Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------------------



                                                                For the          For the
                                                               Six Month        Six Month
                                                             Period Ended      Period Ended
                                                            March 31, 2002    March 31, 2001
                                                            --------------    --------------

Cash flows provided by (used in) operating activities:
       Net income (loss)                                       $ 35,550          $(44,522)
       Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
            Depreciation and amortization                        15,000            67,351
       Decrease (increase) in assets:
            Accounts receivable trade, net                      (14,631)           (9,092)
            Finished goods inventory, net                        14,655            23,465
            Deferred tax asset, noncurrent                         --                --
            Other current assets                                    (20)            2,853
       Increase (decrease) in liabilities:
            Accounts payable trade                               (2,586)           (3,989)
            Accrued expenses                                     (1,251)           (1,428)
            Income taxes payable                                  8,888               805
            Deferred tax liability, non-current                    --                --
            Due to Tone Products, Inc.                          (22,566)             --
                                                               --------          --------
Cash provided by operating activities                            33,039            35,443
                                                               --------          --------
Cash flows provided by (used in) investing activities
       Purchase of property and equipment                        (1,481)             --
       Proceeds from sale of property and equipment                --                 220
                                                               --------          --------
Cash provided by investing activities                            (1,481)              220
                                                               --------          --------


                           The accompanying notes are an integral
                              part of the financial statements.

                                   Fun City Popcorn, Inc.

                                   Statement of Cash Flows
                                         (Unaudited)

               For Each of the Six Month Periods Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------------------



                                                              For the            For the
                                                             Six Month          Six Month
                                                            Period Ended       Period Ended
                                                           March 31, 2001     March 31, 2002
                                                           --------------     --------------
Cash flows provided by (used in) financing activities:
      Net proceeds (payments) from the line of credit            --              $(20,360)
       Payments on notes payable                             $(21,300)            (24,911)
                                                             --------            --------
Cash used in financing activities                             (21,300)            (45,271)
                                                             --------            --------
Net increase (decrease) in cash                                10,258              (9,608)
                                                             --------            --------
Cash at beginning of period                                    46,614              56,855
                                                             --------            --------
Cash at end of period                                        $ 56,872            $ 47,247
                                                             ========            ========



                      Supplemental Disclosure of Cash Flow Information


Interest paid                                                    --                  --
Income taxes paid                                                --                  --


                           The accompanying notes are an integral
                              part of the financial statements.

                             FUN CITY POPCORN, INC.

                       Notes to the Fianacial Statements
                                  (Unaudited)

                            As of March 31, 2002 and
        For Each of the Six Months Periods Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------


1.   Basis of Presentation
     ---------------------

     In the opinion of the management of Fun City Popcorn, Inc. (a Nevada corporation) (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly its financial position as of March 31, 2002, the results of its operations for the three and six month periods ended March 31, 2002 and 2001, and the related condensed statements of shareholders' equity for the six-month period ended March 31, 2002 and the cash flows for each of the six-month periods ended March 31, 2002 and 2001.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2001.

2.   Property and Equipment
     ----------------------

     At March 31, 2002, property and equipment consisted of the following:


           Property and equipment                       $   316,895
           Furniture and fixtures                            21,336
           Vehicles                                          62,927
           Leasehold improvements                              --
                                                        -----------
                                                            401,158
                Less: accumulated depreciation             (348,020)
                                                        -----------

           Total property and equipment, net            $    53,138
                                                        ===========

     Depreciation expense for each of the three month periods ended March 31, 2002 and 2001, was $7,500 and $22,815, respectively, and for each of the six month periods ended March 31, 2002 and 2001, was $15,000 and $45,630, respectively.

                             FUN CITY POPCORN, INC.

                       Notes to the Fianacial Statements
                                  (Unaudited)

                            As of March 31, 2002 and
        For Each of the Six Months Periods Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------


3.   Income Taxes
     ------------

     Reconciliation of the effective tax rate to the U.S. statutory rate for the six months periods ended March 31, 2002 and 2001 is as follows:

                                                      2002            2001
                                                   ----------      ----------

           Tax expense at U.S. statutory rate         20.0  %        (34.0) %
           State taxes                                  --             0.2
           Non-deductible expenses                      --            35.6
                                                   ----------      ----------


           Effective income tax rate                  20.0  %         (1.8 )%
                                                   ==========      ==========


4.   Related Party Transactions
     --------------------------

     Facilities Operating Leases


     In prior years, the Company leased its Las Vegas area facility from a member of the Company's board of directors. For the three and six month periods ended March 31, 2001, the Company paid facility rent of $28,077 and $56,487, respectively. The Company relocated its Las Vegas area facility to a new site in July 2001 that is not owned by a related party.

     As of March 31, 2002, the Company had amounts due to Tone Products, Inc. ("Tone") of $100,000. As of the date of the "spin-off", September 30, 2001, Tone (the Company's former parent) and the Company agreed that the principal plus accrued interest as of that date will be due on or before September 30, 2004. The amount is unsecured with interest calculated at a fixed rate of 6.00% per annum. Tone is a related party, as both Tone and the Company are under the control of two brothers who collectively own more than 50% of the voting shares of each company.

5.   Commitments and Contingencies
     -----------------------------

     The Company leases its facilities from related parties (Note 4) on operating leases with future minimum lease payments at March 31, 2002, as follows:

                2003                                           $  62,660
                2004                                              64,540
                2005                                              66,476
                2006                                              68,468
                2007                                              68,468

      Rental expense was $19,914 and $28,077 for the three month periods ended March 31, 2002 and 2001, respectively and $39,384 and $56,487 for the six month periods ended March 31, 2002 and 2001, respectively.



                             FUN CITY POPCORN, INC.

                       Notes to the Fianacial Statements
                                  (Unaudited)

                            As of March 31, 2002 and
        For Each of the Six Months Periods Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------


5.   Commitments and Contingencies, Continued
     ----------------------------------------

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

6.   Earnings (Loss) Per Share
     -------------------------

     Basic earnings (loss) per share ("EPS") is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued unless their effect would be antidilutive.

     The computation of basic and diluted earnings (loss) per common share for the three and six month periods ended March 31, 2002 and 2001 are as follows:

                                                                         For the
                                                              Three Months Ended March 31,
                                                              ---------------------------
                                                                 2002            2001
                                                              -----------     -----------

         Basic and diluted earnings (loss) per common share:
              Net loss (numerator)                            $    26,167     $   (26,216)

         Weighted average shares outstanding (denominator)      1,891,579       1,891,579
                                                              ===========     ===========

         Basic and diluted earnings (loss) per common share   $      0.01     $     (0.01)
                                                              ===========     ===========

                                                                        For the
                                                               Six Months Ended March 31,
                                                              ---------------------------
                                                                 2002            2001
                                                              -----------     -----------

         Basic and diluted earnings (loss) per common share:
              Net loss (numerator)                            $    35,550     $   (44,522)

         Weighted average shares outstanding (denominator)      1,891,579       1,891,579
                                                              ===========     ===========

         Basic and diluted earnings (loss) per common share   $      0.02     $     (0.02)
                                                              ===========     ===========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS

The Company's revenues are derived principally from the sale and distribution of food products. Revenues for the fiscal quarter ended March 31, 2002, decreased to $464,418 from $507,319 in the same period last year. Revenue decreases were a result of the elimination of lower margin items as well as the shift to distribution from manufacturing of popcorn products.

Cost of goods sold was decreased by 6.3% of sales due to the above mentioned sales mix changes as well as the elimination of manufacturing. Gross profit margin increased to 31.3% of sales up from 24.9% in the same period last year.

Operating expenses in the three month period ended March 31, 2002, decreased $40,162 to $110,874, from $151,036 in the year ago period. The elimination of manufacturing related expenses as well as the Companies move to a smaller facility are the chief causes of the expense reductions.

Net income for the fiscal quarter ended March 31, 2002, increased $52,383 to $26,167 from $(26,216) due to the decrease in cost of goods sold as well as the decreases in operating expenses. Diluted earnings per share rose $0.02 to $0.01 per share from $(0.01) per share in the year ago period.

Net income for the six months ended March 31, 2002 rose $80,072 to $35,550 from $(44,522) in the year ago period. The two successive quarters of net profit increases indicate that the Company's change of location as well as it's elimination of manufacturing have been advantageous.

LIQUIDITY AND CAPITAL RESOURCES

The Company has access to $300,000 in traditional lines of credit which should be more than sufficient to see the Company through it's growth. The Company had not made any material commitments for capital expenditures as of May 13, 2002 and believes it has sufficient cash resources to meet its needs.


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

Date: May 13, 2002                          FUN CITY POPCORN, INC


                                            /s/  RICHARD FALK
                                            ------------------------------------
                                                 Richard Falk
                                                 Director and President