Form 10QSB
period 2002-06-30
FUN CITY POPCORN INC
filed 2002-08-13
CIK 1144062

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                ACT OF 1934, for the quarter ended June 30, 2002.


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

                           $.01 Par Value Common Stock
                                 --------------
                                (Title of Class)


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

As of Aug 12, 2002, 1,891,579 shares of the Registrant's $.01 par value Common Stock were outstanding.

                             Fun City Popcorn, Inc.
                              Financial Statements
                                   (Unaudited)

                             As of June 30, 2002 and
    For Each of the Three and Nine Month Periods Ended June 30, 2002 and 2001

                             Fun City Popcorn, Inc.
                        Index to the Financial Statements
                                   (Unaudited)

                             As of June 30, 2002 and
    For Each of the Three and Nine Month Periods Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------



Financial Statements of Fun City Popcorn, Inc.:


      Balance Sheet (Unaudited), June 30, 2002.................................1


      Statements of Operations (Unaudited) for Each of the
        Three and  Nine Month Periods Ended June 30, 2002 and 2001.............2


      Statements of Shareholder's Equity (Unaudited) for the
        Year Ended September 30, 2001 and for the Nine
        Month Period Ended June 30, 2002.......................................3


      Statements of Cash Flows (Unaudited) for Each of the
        Nine Month Periods Ended June 30, 2002 and 2001........................5


Notes to the Financial Statements (Unaudited)..................................6

                             Fun City Popcorn, Inc.
                                  Balance Sheet
                                   (Unaudited)

                               As of June 30, 2002
--------------------------------------------------------------------------------




                                     ASSETS
Current assets:
      Cash and equivalents                                          $    68,699
      Accounts receivable - trade, net                                  117,699
      Finished goods inventory, net                                     236,556
      Deferred tax asset                                                  6,277
      Other current assets                                                6,570
                                                                    -----------

           Total current assets                                         435,801
Property and equipment, net                                              48,170
Other assets                                                              7,947
                                                                    -----------

Total assets                                                        $   491,918
                                                                    ===========


                                  LIABILITIES
Current liabilities:
      Line of credit                                                $    50,000
      Accounts payable - trade                                           31,418
      Accrued expenses                                                    4,436
      Accrued income taxes payable                                       21,629
      Notes payable, current maturities                                  10,589
                                                                    -----------

           Total current liabilities                                    118,072
Note payable - related party                                            100,000
                                                                    -----------

Total liabilities                                                       218,072
                                                                    -----------

Commitments and contingencies
Shareholders' equity:
      Preferred stock; $0.01 par value; 5,000,000 shares
        authorized; no shares issued and outstanding at
        June 30, 2002                                                      --
      Common stock; $0.01 par value; 10,000,000 shares
        authorized; 1,891,579 shares issued and outstanding
        at June 30, 2002                                                 18,916
      Additional paid-in capital                                      1,077,220
      Accumulated deficit                                              (822,290)
                                                                    -----------

           Total shareholder's equity                                   273,846
                                                                    -----------

Total liabilities and shareholder's equity                          $   491,918
                                                                    ===========


    The accompanying notes are an integral part of the financial statements.



                                                 Fun City Popcorn, Inc.
                                                Statements of Operations
                                                       (Unaudited)

                        For Each of the Three and Nine Month Periods Ended June 30, 2002 and 2001
----------------------------------------------------------------------------------------------------------------------



                                                               For the        For the        For the        For the
                                                             Three Month    Three Month     Nine Month     Nine Month
                                                             Period Ended   Period Ended   Period Ended   Period Ended
                                                               June 30,       June 30,       June 30,       June 30,
                                                                 2002           2001           2002           2001
                                                             -----------    -----------    -----------    -----------
Net sales                                                    $   453,753    $   475,517    $ 1,341,162    $ 1,506,801
Cost of sales                                                    291,784        356,641        908,895      1,130,102
                                                             -----------    -----------    -----------    -----------
      Gross profit                                               161,969        118,876        432,267        376,699

Operating costs and expenses                                     119,043        147,689        342,297        443,217
Impairment loss on write-off of goodwill                            --          357,807           --          357,807
                                                             -----------    -----------    -----------    -----------

      Income (loss) from operations                               42,926       (386,620)        89,970       (424,325)
Other income (expense):
      Other income                                                  --            5,000           --            5,000
      Interest expense                                              (848)        (1,711)        (3,454)        (7,724)
                                                             -----------    -----------    -----------    -----------

           Income (loss) before provision for income taxes        42,078       (383,331)        86,516       (427,049)
Provision for income taxes                                        10,519           --           21,629            893
                                                             -----------    -----------    -----------    -----------

Net income (loss)                                            $    31,559    $  (383,331)   $    64,887    $  (427,942)
                                                             ===========    ===========    ===========    ===========

Net income (loss) per share, basic and diluted               $      0.02    $     (0.20)   $      0.03    $     (0.23)
                                                             ===========    ===========    ===========    ===========
Basic and diluted weighted-average common
 shares outstanding                                            1,891,579      1,891,579      1,891,579      1,891,579
                                                             ===========    ===========    ===========    ===========

                        The accompanying notes are an integral part of the financial statements.

                                                            2



                                    Fun City Popcorn, Inc.
                              Statements of Shareholders' Equity
                                          (Unaudited)

 For the Year Ended September 30, 2001 and the Nine Month Period Ended June 30, 2002
---------------------------------------------------------------------------------------------



                                                        Additional
                                Common       Common      Paid-in     Accumulated
                                Shares       Stock       Capital       Deficit       Total
                              ----------   ----------   ----------   ----------    ----------
Balance, September 30, 2000    1,891,579   $   18,916   $1,077,220   $ (375,914)   $  720,222

      Net loss                      --           --           --       (511,263)     (511,263)
                              ----------   ----------   ----------   ----------    ----------

Balance, September 30, 2001    1,891,579       18,916    1,077,220     (887,177)      208,959

      Net income                    --           --           --         64,887        64,887
                              ----------   ----------   ----------   ----------    ----------

Balance, June 30, 2002         1,891,579   $   18,916   $1,077,220   $ (822,290)   $  273,846
                              ==========   ==========   ==========   ==========    ==========


           The accompanying notes are an integral part of the financial statements.

                                              3



                                         Fun City Popcorn, Inc.
                                        Statements of Cash Flows
                                              (Unaudited)

                         For the Nine Month Periods Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------------------------------


                                                                             For the          For the
                                                                            Nine Month       Nine Month
                                                                           Period Ended     Period Ended
                                                                             June 30,         June 30,
                                                                               2002             2001
                                                                            ---------        ---------

Cash flows provided by (used in) operating activities:

      Net income (loss)                                                     $  64,887        $(427,942)
      Adjustments to reconcile net loss to net cash provided by operating activities:
           Depreciation and amortization                                       22,500          101,027
           Impairment loss on write-off of goodwill                              --            357,807
           Decrease (increase) in assets:
                Accounts receivable - trade, net                               (3,419)            (852)
                Finished goods inventory, net                                   2,003           84,536
                Deferred tax asset, non-current                                  --             (1,452)
                Other current assets                                           (3,170)             (82)
                Other assets                                                     --             (5,819)
           Increase (decrease) in liabilities:
                Accounts payable - trade                                       (9,043)         (44,919)
                Accrued expenses                                               (1,247)            (765)
                Deferred tax liability, non-current                              --               (935)
                Income taxes payable                                           21,629             --
                                                                            ---------        ---------
Cash provided by operating activities                                          94,140           60,604
                                                                            ---------        ---------

Cash flows provided by (used in) investing activities:

      Purchase of property and equipment                                       (4,013)            (780)
      Disposition of property and equipment                                      --              1,000
                                                                            ---------        ---------
Cash provided by (used in) investing activities                                (4,013)             220
                                                                            ---------        ---------

Cash flows provided by (used in) financing activities:

      Net proceeds from (payments to) the line of credit                      (19,594)         (20,360)
      Payments on notes payable                                               (25,882)         (31,296)
      Payment on note payable, related party                                  (22,566)           3,280
                                                                            ---------        ---------
Cash used in financing activities                                             (68,042)         (48,376)
                                                                            ---------        ---------
Net increase (decrease) in cash                                                22,085           12,448
Cash at beginning of period                                                    46,614           56,855
                                                                            ---------        ---------
Cash at end of period                                                       $  68,699        $  69,303
                                                                            =========        =========


                The accompanying notes are an integral part of the financial statements.

                                                   4

                             Fun City Popcorn, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

             For the Nine Month Periods Ended June 30, 2002 and 2001




                Supplemental Disclosure of Cash Flow Information


                                            For the              For the
                                           Nine Month           Nine Month
                                          Period Ended         Period Ended
                                          June 30, 2002        June 30, 2001
                                          -------------        -------------

Interest paid                             $       3,454        $       7,724
Income taxes paid                                  --                   --


    The accompanying notes are an integral part of the financial statements.

                             Fun City Popcorn, Inc.
                        Notes to the Financial Statements
                                   (Unaudited)

                             As of June 30, 2002 and
             For the Nine Month Periods Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------


1.   Basis of Presentation
     ---------------------

     In the opinion of the management of Fun City Popcorn, Inc. (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly its financial position as of June 30, 2002, the results of its operations for the nine month periods ended June 30, 2002 and 2001, and the related condensed statements of shareholder's equity for the nine month period ended June 30, 2002, and cash flows for each of the nine month periods ended June 30, 2002 and 2001.


     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the financial statements and footnotes included in of the Company's Annual Report on Form 10 KSB for the year ended September 30, 2001, included elsewhere in this Form 10SB.


2.   Property and Equipment
     ----------------------

     At June 30, 2002, property and equipment consisted of the following:

         Property and equipment                                     $   316,894
         Furniture and fixtures                                          23,867
         Vehicles                                                        48,489
                                                                    -----------
                                                                        389,250
                    Less: accumulated depreciation                     (341,080)
                                                                    -----------

         Total property and equipment, net                          $    48,170
                                                                    ===========


     Depreciation expense for the three month periods ended June 30, 2002 and 2001, was $7,500 and $22,815, respectively, and for the nine month periods ended June 30, 2002 and 2001, it was $22,500 and $68,445, respectively.

                             Fun City Popcorn, Inc.
                        Notes to the Financial Statements
                                   (Unaudited)

                             As of June 30, 2002 and
             For the Nine Month Periods Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------


3.   Intangible Assets
     -----------------

     At June 30, 2002, intangible assets was comprised of the following:

         Goodwill resulting from the Company's
          acquisition by Tone Products, Inc.                 $   442,076
         Goodwill resulting from the acquisition
          of T.J. Distributing                                   121,136
                                                             -----------

                                                                 563,212
                      Less: accumulated amortization            (205,405)
                                                             -----------

         Intangible assets, net                                  357,807
         Impairment write-off                                   (357,807)
                                                             -----------

         Intangible assets, net                                     --
                                                             ===========


     The acquisition of the Company in 1996 by its former parent company ("parent") was based in part on a business model that contemplated sales of the parent's beverage and other products to the Las Vegas casino community through the Company's existing customers and distribution system. Several attempts were made after the Company's acquisition to introduce these products into this market, which were not successful. Consequently, the parent (now a related party (Note 5)) decided not to pursue further attempts to sell its products through the Company. Accordingly, the Company has evaluated its goodwill and concluded that it was impaired. As a result, the Company wrote off the remaining unamortized goodwill in the June 30, 2001 quarter. In the fourth fiscal quarter of 2001, the Company was spun-off from the parent (Note 8).


     Amortization expense for the nine month period ended June 30, 2001 was $32,582. There was no amortization expense for the nine month period ended June 30, 2002.

                             Fun City Popcorn, Inc.
                        Notes to the Financial Statements
                                   (Unaudited)

                             As of June 30, 2002 and
             For the Nine Month Periods Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------


4.   Income Taxes
     ------------

     Reconciliation of the effective tax rate to the U.S. statutory rate for the nine months periods ended June 30, 2002 and 2001 is as follows:

                                                          2002           2001
                                                        --------       --------
         Tax expense at U.S. statutory rate               25.0%         (34.0)%
           Non deductible expenses                          --           35.6
           Other                                            --            0.4
                                                        --------       --------

           Effective income tax rate                      25.0%           2.0%
                                                        ========       ========

5.   Related Party Transactions
     --------------------------

     Facilities Operating Leases

     In prior years, the Company leased its Las Vegas area facility from a member of the Company's board of directors. For each of the three and nine month periods ended the June 30, 2001, the Company paid facility rent of $28,062 and $84,549, respectively. The Company relocated its Las Vegas facility to a new site in July 2001 that is not owned by a related party.

     Note Payable

     As of June 30, 2002, the Company had amounts due to the parent of $100,000. As of the date of the "spin-off", September 30, 2001, the parent and the Company agreed that the principal plus accrued interest as of that date will be due on or before September 30, 2004. The amount is unsecured, with interest calculated at a fixed rate of 6.00% per annum. The parent is a related party, as both it and the Company are under the control of two individuals (brothers) who collectively own or control more than 50% of the voting shares of each company.

                             Fun City Popcorn, Inc.
                        Notes to the Financial Statements
                                   (Unaudited)

                             As of June 30, 2002 and
             For the Nine Month Periods Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------


6.   Commitments and Contingencies
     -----------------------------

     The Company leases its facilities (Note 5) on operating leases through June 2001 with future minimum lease payments at June 30, 2002, as follows:


           2003                                                    $  62,660
           2004                                                       64,540
           2005                                                       66,476
           2006                                                       68,468
           2007                                                       68,468
                                                                   ---------

           Total future minimum lease payments                     $ 330,612
                                                                   =========


     Rental expense was $20,064 and $28,062 for each of the three month periods ended June 30, 2002 and 2001, respectively and $59,448 and $84,549 for each of the nine month periods ended June 30, 2002 and 2001, respectively (Note
     5).

     Borrowing Ability

     The Company has a line of credit with a maximum amount of $100,000 that matures in February 2003. In the past, the Company has obtained its credit facilities based upon its being a wholly-owned subsidiary of Tone. With the recent renewal in February 2002, Tone was removed as a guarantor on the current line of credit agreement.


 7.  Earnings (Loss) Per Share
     -------------------------

     Basic earnings (loss) per share ("EPS") is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted-average of common shares outstanding is increased to include the number of additional common shares that would have been



                             Fun City Popcorn, Inc.
                        Notes to the Financial Statements
                                   (Unaudited)

                             As of June 30, 2002 and
             For the Nine Month Periods Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------


7.   Earnings (Loss) Per Share, Continued
     ------------------------------------

     outstanding if potentially dilutive common shares had been issued. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.


     The computation of basic and diluted earnings (loss) per common share for the nine month periods ended June 30, 2002 and 2001 are as follows:

                                                                  For the         For the
                                                                Three Month      hree Month
                                                               Period Ended     Period Ended
                                                               June 30, 2002    June 30, 2001
                                                                -----------      -----------
         Basic and diluted earnings (loss) per common share:
            Net income (loss) (numerator)                       $    31,559      $  (383,331)
                                                                -----------      -----------
            weighted-average shares outstanding
             (denominator)                                        1,891,579        1,891,579
                                                                -----------      -----------

         Basic and diluted earnings (loss) per common share     $      0.02      $     (0.20)
                                                                ===========      ===========

                                                                  For the         For the
                                                                Nine Month       Nine Month
                                                               Period Ended     Period Ended
                                                               June 30, 2002    June 30, 2001
                                                                -----------      -----------
         Basic and diluted earnings (loss) per common share:
            Net income (loss) (numerator)                       $    64,887      $  (427,942)
                                                                -----------      -----------
            weighted-average shares outstanding
            (denominator)                                         1,891,579        1,891,579
                                                                -----------      -----------

         Basic and diluted earnings (loss) per common share     $      0.03      $     (0.23)
                                                                ===========      ===========

     Pro forma per share data is based on the weighted-average number of shares outstanding during the period, adjusted to give effect to shares assumed to be issued had the spin-off transaction taken place at the beginning of the period presented.

                                       10

                             Fun City Popcorn, Inc.
                        Notes to the Financial Statements
                                   (Unaudited)

             For the Nine Month Periods Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------


8.   Spin-Off Transaction
     --------------------

     On June 17, 2001, the board of directors of Company's parent voted to distribute all of its shares of the Company on a pro rata basis to the parent's shareholders. In this connection, the parent has filed Form 10-SB with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS

The Company's revenues are derived principally from the sale and distribution of food products. Revenues for the fiscal quarter ended June 30, 2002, decreased to $453,753 from $475,517 in the same period last year. Revenue decreases were a result of the elimination of lower margin items as well as the shift to distribution from manufacturing of popcorn products.

Cost of goods sold was decreased by 9.7% of sales due to the above mentioned sales mix changes as well as the elimination of manufacturing. Gross profit margin increased to 35.7% of sales up from 25% in the same period last year.

Operating expenses in the three month period ended June 30, 2002, decreased $28,646 to $119,043 from $147,689 in the year ago period. The elimination of manufacturing related expenses as well as the Companies move to a smaller facility are the chief causes of the expense reductions.

Net income for the fiscal quarter ended June 30, 2002, increased $28,270 to $31,559 from $3,289 after taking into account the $386,620 expense in the previous year related to the write off of goodwill. Diluted earnings per share rose $0.22 to $0.02 per share from $(0.20) per share in the year ago period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has access to $300,000 in traditional lines of credit which should be more than sufficient to see the Company through it's growth. The Company had not made any material commitments for capital expenditures as of Aug 12, 2002 and believes it has sufficient cash resources to meet its needs.


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

Date: Aug 12, 2002                          FUN CITY POPCORN, INC


                                            /s/  RICHARD FALK
                                            ------------------------------------
                                                 Richard Falk
                                                 Director and President