Form 10KSB
period 2002-09-30
FUN CITY POPCORN INC
filed 2002-12-30
CIK 1144062

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the fiscal year ended September  30,  2002

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the  transition  period from  __________  to  ___________________

     Commission File No. 0-4289


                               FUN CITY POPCORN, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


            Arkansas                                            71-0390957
 ------------------------------                            --------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification Number)


         3211 Sunrise Avenue
          Las Vegas, Nevada                                       89101
 --------------------------------------                          --------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number:  (702) 367-2676

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

     As of November 30, 2002, 1,891,579 shares of the Registrant's $.01 par value Common Stock were outstanding. As of November 30, 2002, the market value of the Registrant's $.01 par value Common Stock is $132,410.53.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

     The registrant's revenues for its most recent fiscal year were $1,750,827

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

     The Company's customers include Las Vegas hotel/casinos along with schools, independent supermarkets, prisons and concessionaires. The Company's concessionaire customers include such national companies as Host Marriott, Aramark and W.H. Smith which account in the aggregate for approximately 5% of its business. No one customer accounted for 10% or more of the Company's revenue for the years ended September 30, 2002 or 2001. The Company's in-house salesmen call upon customers and prospective customers in the Las Vegas metropolitan area on a regular basis. The Company also uses telemarketing and direct mail to market its products.

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

     Tone distributed all 1,899,544 shares in the Company pro rata to stockholders of record of Tone within five business days from the effective date of this Form 10-SB.


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

     o Outsource manufacturing to reduce overhead and product costs. The Company completed outsourcing the manufacturing of its plain and flavored popped (as opposed to raw) popcorn when it moved into its new warehouse facility. The facility does not have manufacturing capability. By outsourcing the manufacturing, the Company believes it will significantly reduce rent, equipment and labor costs which will more than offset any increased cost of purchasing popped popcorn from other sources.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------
     The Company's common stock is traded on the bulletin board under the symbol FNCP.

  The following table sets forth for the quarters indicated the range of high and low bid prices of the Company's Common Stock on the EBB.

                                                         Bid Price
                                                -------------------------
By Quarter Ended:                                High                Low
-----------------                                ----                ---
September 30, 2002 .........................    $0.07               $0.07
June 30, 2002...............................    $0.08               $0.08
March 31, 2002 .............................    $0.08               $0.08
December 2001 ..............................    None                None


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

Description of Securities

Common Stock

     The Company is authorized to issue 10,000,000 shares of common stock, $.01 par value per share, and 5,000,000 shares of preferred stock, $.01 par value per share. As of September 30, 2002, 1,891,579 shares of common stock were outstanding. No preferred stock is currently outstanding.

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


ITEM 6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------


General


Results of Operations-September 30, 2002 Compared to September 30, 2001

     The following discussion of the Company's financial condition and results of operations for the years ended September 30, 2002 and 2001 should be read in conjunction with the Company's financial statements, the notes related thereto and the other financial data included elsewhere in this Registration Statement.

Year ended September 30, 2002 compared to year ended September 30, 2001.

     The Company's sales are derived principally from the sale and distribution of snack products into the Las Vegas area. Sales of snack food products for the Year ended September 30, 2002 were $1,750,827, down $189,447, or 9.7%, from $1,940,274 in 2001. Sales decreased as a result of the September 11, 2001 terrorist attacks and the resulting decrease in travel and tourism in the area. A smaller amount of the decrease in sales is due to the elimination sales of lower margin items.

     Cost of sales decreased in 2002 by $254,788, to $1306,879 from $1,561,667 in 2001.

     Gross profit increased $65,341, or 17%, to $443,948 in 2002 from $378,607 in 2001. As a percent of sales, gross profit increased 5.8% to 25.3 in 2002 from 19.5% in 2001.

     Operating expenses for the year ended September 30, 2002 were $352,280, compared to $430,892 for 2001, a decrease of $78,612, or 18.2%, resulting from decreases in payroll and other expenses related to the cessation of manufacturing. Operating expenses as a percentage of sales were 20.1% and 22.1% for 2002 and 2001, respectively.

     Interest expense totaled $10,978 for 2002 and $9,973 in 2001.

     There was a onetime charge of $357,807 for writing off goodwill and $87,275 for disposal of fixed assets as a result of the spin off from Tone, and the change of location of the business in the year ended September 30, 2001. These non-recurring charges increased the company's loss by $445,082 in the year ago period.

     Net income amounted to $58,110, or $0.03 per share, for the year ended September 30, 2002 compared to a loss of $(66,181), or $(0.03) per share, for 2001 after removing (for comparison) the one time charge of $445,082 related to the spin off and relocation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has access to traditional lines of credit and term financing, but does not have any commitments for such sources of funds. The Company believes cash flows from operations and existing cash resources are sufficient to meet its needs in 2001.

     The Company has a $200,000 line of credit with a bank of which $150,000 was available to it under the line at September 30 2002.

     There were no significant Capital expenditures in 2002. There are no significant capital expenditures planned in 2003

     Cash amounted to $51,022 at year end 2002. Cash provided by operating activities amounted to $94,138 in 2002 and $77,894 in 2001.

Trends

The Company believes that the benefit provided by it's move to it's current location as well as the elimination of manufacturing will continue to increase margins in the coming year. Some increases in prices on resale items have been experienced in the last 3 months however the company does not believe it will experience any market pressure that would make it difficult to pass along the increases to the customers.



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


ITEM 7.  FINANCIAL STATEMENTS

---------------------------------

                             Fun City Popcorn, Inc.
           (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                              Financial Statements

                      As of September 30, 2002 and 2001 and
        For Each of the Two Years in the Period Ended September 30, 2002

                             Fun City Popcorn, Inc.
           (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                        Index to the Financial Statements

                      As of September 30, 2002 and 2001 and
        For Each of the Two Years in the Period Ended September 30, 2002
--------------------------------------------------------------------------------


Report of Independent Auditors .............................................1

Financial Statements of Fun City Popcorn, Inc.:


      Balance Sheets, September 30, 2002 and 2001...........................2


      Statements of Operations For Each of the Two Years in the
        Period Ended September 30, 2002.....................................3


      Statements of Shareholders' Equity For Each of the Two Years in
        the Period Ended September 30, 2002.................................4


      Statements of Cash Flows For Each of the Two Years in the
        Period Ended September 30, 2002.....................................5


Notes to the Financial Statements...........................................6

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors
Fun City Popcorn, Inc.
(Formerly a wholly-owned subsidiary of Tone Products, Inc.)


We have audited the accompanying balance sheets of Fun City Popcorn, Inc. (formerly a wholly-owned subsidiary of Tone Products, Inc.) as of September 30, 2002 and 2001 and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fun City Popcorn, Inc. as of September 30, 2002 and 2001, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.






/s/  Kelly & Company
-----------------------------
     Kelly & Company

Costa Mesa, California
December 18, 2002



                                 Fun City Popcorn, Inc.
               (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                                     Balance Sheets

                            As of September 30, 2002 and 2001



                                         ASSETS

                                                                 2002           2001
                                                             -----------    -----------
Current assets:
      Cash and equivalents                                   $    51,022    $    46,614
      Accounts receivable - trade, net                           118,044        114,280
      Inventory, net                                             224,980        238,559
      Deferred tax asset                                           3,377         11,368
      Prepaid insurance                                            4,612          3,400
                                                             -----------    -----------
           Total current assets                                  402,035        414,221
      Property and equipment, net                                 52,467         66,657
      Other assets                                                 7,947          7,947
                                                             -----------    -----------
Total assets                                                 $   462,449    $   488,825
                                                             ===========    ===========



                                       LIABILITIES
Current liabilities:
      Line of credit - bank                                  $    50,000    $    69,594
      Accounts payable - trade                                    15,651         40,461
      Accrued expenses                                             4,797          5,683
      Income tax payable                                          13,786           --
      Notes payable, net of current maturities                      --           26,940
                                                             -----------    -----------
           Total current liabilities                              84,234        142,678

Deferred tax liability, noncurrent                                 4,808          5,091
Notes payable, net of current maturities                            --            9,531
Amounts due to related party                                     106,338        122,566
                                                             -----------    -----------
           Total liabilities                                     195,380        279,866
                                                             -----------    -----------
Commitments and contingencies
Shareholders' equity:
      Preferred stock; $0.01 par value; 5,000,000 shares
       authorized; no shares issued and outstanding at
       September 30, 2002 and 2001, respectively                    --             --
      Common stock; $0.01 par value; 10,000,000 shares
       authorized; 1,891,579 shares issued and outstanding
       at September 30, 2002 and 2001, respectively               18,916         18,916
      Additional paid-in capital                               1,077,220      1,077,220
      Accumulated deficit                                       (829,067)      (887,177)
                                                             -----------    -----------
           Total shareholders' equity                            267,069        208,959
                                                             -----------    -----------
Total liabilities and shareholders' equity                   $   462,449        488,825
                                                             ===========    ===========


        The accompanying notes are an integral part of the financial statements.

                                           2

                             Fun City Popcorn, Inc.
           (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                            Statements of Operations

        For Each of the Two Years in the Period Ended September 30, 2002
--------------------------------------------------------------------------------


                                                         2002           2001
                                                     -----------    -----------

Net sales                                            $ 1,750,827    $ 1,940,274
Cost of sales                                          1,306,879      1,561,667
                                                     -----------    -----------

      Gross profit                                       443,948        378,607
                                                     -----------    -----------

Selling, general  and administrative expenses            352,280        430,892
Loss on disposal of fixed assets                           1,086         87,275
Writeoff of impaired goodwill                               --          357,807
                                                     -----------    -----------

                                                         353,366        875,974
                                                     -----------    -----------

Income (loss) from operations                             90,582       (497,367)
                                                     -----------    -----------


Other expense

      Interest expense - related party                    (6,338)          --
      Interest expense - third parties                    (4,640)        (9,973)
                                                     -----------    -----------

           Total other expense                           (10,978)        (9,973)
                                                     -----------    -----------

Income (loss) before provision for income taxes           79,604       (507,340)
Provision for income taxes                               (21,494)        (3,923)
                                                     -----------    -----------

Net income (loss)                                    $    58,110    $  (511,263)
                                                     ===========    ===========

Earnings (loss) per common share, basic and diluted  $      0.03    $     (0.27)
                                                     ===========    ===========

Weighted average common shares outstanding, basic
 and diluted                                           1,891,579      1,891,579
                                                     ===========    ===========


    The accompanying notes are an integral part of the financial statements.



                                                    Fun City Popcorn, Inc.
                                  (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                                              Statements of Shareholders' Equity

                               For Each of the Two Years in the Period Ended September 30, 2002
------------------------------------------------------------------------------------------------------------------------------


                                                                                      Additional
                               Preferred     Preferred       Common        Common       Paid in     Accumulated
                                 Shares        Stock         Shares        Stock        Capital       Deficit         Total
                              -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance, September 30, 2000          --            --     $ 1,891,579   $    18,916   $ 1,077,220   $  (375,914)   $   720,222

    Net loss                         --            --            --            --            --        (511,263)      (511,263)
                              -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance, September 30, 2001          --            --       1,891,579        18,916     1,077,220      (887,177)       208,959

    Net income                       --            --            --            --            --          58,110         58,110
                              -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance, September 30, 2002          --            --       1,891,579   $    18,916   $ 1,077,220   $  (829,067)   $   267,069
                              ===========   ===========   ===========   ===========   ===========   ===========    ===========

                                           The accompanying notes are an integral part of the financial statements.

                                                              4



                                Fun City Popcorn, Inc.
              (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                               Statements of Cash Flows

           For Each of the Two Years in the Period Ended September 30, 2002
-----------------------------------------------------------------------------------


                                                                2002         2001
                                                              ---------    ---------
Cash flows provided by (used in) operating activities:
      Net income (loss)                                       $  58,110    $(511,263)
      Adjustments to reconcile the income (loss) to net
      cash provided by operating activities:
           Provision for losses on accounts receivable           (3,787)      13,304
           Provision for obsolete and slow-moving inventory      (7,104)      15,978
           Depreciation                                          30,541       79,692
           Amortization                                            --         32,582
           Writeoff of impaired goodwill                           --        357,807
           Loss on sale of assets                                 1,086       87,275
           Decrease (increase) in assets:
               Accounts receivable - trade                           23       15,051
               Finished goods inventory                          20,683       (6,944)
               Deferred tax asset                                 7,991        3,246
               Other current assets                              (1,212)       4,214
               Other assets                                        --         (3,299)
           Increase (decrease) in liabilities:
               Accounts payable - trade                         (24,810)     (12,881)
               Accrued expenses                                    (886)      (1,024)
               Income tax payable                                13,786         --
               Deferred tax liabilities                            (283)       4,156
                                                              ---------    ---------
Cash provided by operating activities                            94,138       77,894
                                                              ---------    ---------
Cash flows provided by (used in) investing activities:
      Purchase of property and equipment                        (18,137)        --
      Sale of property and equipment                                700        1,687
                                                              ---------    ---------
Cash provided by (used in) investing activities                 (17,437)       1,687
                                                              ---------    ---------
Cash flows used in financing activities:
      Payments on the line of credit                            (19,594)     (20,360)
      Payment on the notes payable                              (36,471)     (37,800)
      Payment on amounts due to a related party                 (16,228)     (31,662)
                                                              ---------    ---------
Cash used in financing activities                               (72,293)     (89,822)
                                                              ---------    ---------
Net increase (decrease) in cash                                   4,408      (10,241)
Cash at beginning of period                                      46,614       56,855
                                                              ---------    ---------
Cash at end of period                                         $  51,022    $  46,614



Supplemental Disclosure of Cash Flow Information
Interest paid - third parties                                 $   4,640    $   9,973
Income taxes paid                                                  --           --


       The accompanying notes are an integral part of the financial statements.

                                           5

                             Fun City Popcorn, Inc.
           (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                        Notes to the Financial Statements

                        As of September 30, 2002 and 2001
        For Each of the Two Years in the Period Ended September 30, 2002
--------------------------------------------------------------------------------


1.   Description of the Company's Business
     -------------------------------------

     Fun City Popcorn, Inc. (a Nevada corporation)(the "Company") was formerly a wholly owned subsidiary of Tone Products, Inc. (an Arkansas corporation) ("Tone") that engages in the wholesale distribution of food products in the beverage and snack categories in Nevada.


     In June 2001, the board of directors of the Company's then parent, Tone, voted to distribute all of its shares of Fun City Popcorn, Inc. ("Fun City") on a pro rata basis to Tone's shareholders (Note 3). In this connection, the Company's board of directors authorized a forward split of its common stock that was later distributed to the shareholders of Tone on September 30, 2001 (Note 2). As a result, effective September 30, 2001, the Company was no longer a wholly owned subsidiary of Tone.


2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Recognition of Revenue

     Revenues are recognized when the Company's products are shipped. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recorded.

     Cash and Equivalents

     The Company invests portions of its excess cash in highly liquid investments. Cash and equivalents include time deposits and commercial paper with original maturities of three months or less. The Company has no requirements for compensating balances. The Company maintains cash balances in accounts, none of which exceeded the federally insured limits at September 30, 2002 and 2001.

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on the first in - first out method of valuation. The Company's management monitors inventories for excess, obsolete, and calendar date sensitive items and makes necessary valuation corrections when such adjustments are required. The Company recognized inventory obsolescence and slow moving expense of $8,874 and $15,978 for the year ended September 30, 2002 and 2001, respectively.

                             Fun City Popcorn, Inc.
           (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                        Notes to the Financial Statements

                        As of September 30, 2002 and 2001
        For Each of the Two Years in the Period Ended September 30, 2002
--------------------------------------------------------------------------------


2.   Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     Property and Equipment


     Property and equipment are recorded at cost and depreciated using the straight line method over the expected useful lives noted below. Expenditures for normal maintenance and repairs are charged to operations. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition, and the resulting profit or loss is reflected in the statement of operations. Renewals and betterments that materially extend the life of the assets are capitalized.

                                                              Estimated
                                                            Useful Lives
                                                            ------------
          Property and equipment                             5 -10 years
          Furniture and fixtures                             5 - 7 years
          Vehicles                                           3 - 7 years
          Leasehold improvements                                 5 years

     Intangible Assets

     Intangible assets was comprised solely of goodwill resulting from two business acquisitions and represented the excess of the cost over the value assigned to the net tangible assets at the date each business was acquired. These assets were amortized using the straight-line method over their estimated useful lives. management periodically reviewed the carrying values and lives of the individual goodwill assets based on the expected future cash flows. On October 1, 2001, the Company adopted Financial Accounting Standard ("FAS") 142, which means it no longer amortizes goodwill and will at least annually perform a two-step test for impairment.

     Impairment of Long Lived Assets

     The Company periodically evaluates its long lived assets for potential impairment. When circumstances indicate that the carrying amount of an asset is not recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss is recognized. In the year ended September 30, 2003, the Company will adopt FAS No. 144 for accounting for the impairment or the disposal of long-lived assets (see Note 2 - New Accounting Pronouncements).

                             Fun City Popcorn, Inc.
           (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                        Notes to the Financial Statements

                        As of September 30, 2002 and 2001
        For Each of the Two Years in the Period Ended September 30, 2002
--------------------------------------------------------------------------------


2.   Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     Income Taxes

     The Company accounts for deferred income taxes using the liability method. Deferred income taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. The net difference between tax expense and taxes currently payable is reflected in the balance sheet as deferred taxes. Deferred tax assets and/or liabilities are classified as current and noncurrent based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability.


     The Company through September 30, 2001, the effective date of the spin-off (Note 3) filed a consolidated federal income tax return with its former parent company. Subsequent to the spin-off, the Company is not subject to state income taxes. In accordance with the intercorporate tax allocation policy, the Company charged to or received from the parent company amounts equivalent to federal income tax charges or credits based on the separate company taxable income or loss using the statutory rates. As of September 30, 2001, the Company filed a separate federal income tax return.

     Advertising Costs

     Advertising costs are expensed as they are incurred. Advertising expense was $1,589 and $1,330 for the years ended September 30, 2002 and 2001, respectively.

     Shipping and Handling Costs

     Shipping and handling costs are included in selling, general and administrative expenses and amounted to $153,047 and $115,614 for the years ended September 30, 2002 and 2001, respectively.

     Stock Split

     On July 17, 2001, Tone's board of directors declared a 1.891579 for 1 split of the Company's common shares that was effective immediately. This resulted in the issuance of 891,579 shares of common stock along with a corresponding increase in common stock and a decrease in additional paid-in capital of $8,916. All references to the number of shares of common stock issued or outstanding in the financial statements, per share amounts, and any other reference to common shares and common stock in the financial statements and the accompanying notes to the financial statements have been adjusted to reflect the split on a retroactive basis.

                             Fun City Popcorn, Inc.
           (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                        Notes to the Financial Statements

                        As of September 30, 2002 and 2001
        For Each of the Two Years in the Period Ended September 30, 2002
--------------------------------------------------------------------------------


2.   Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

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

     Financial Statement Reclassification

     Certain amounts within the September 30, 2001 financial statements have been reclassified in order to conform to the September 30, 2002 financial statement presentation.

     New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: FAS No. 141, Business Combinations and FAS No. 142, Goodwill and Other Intangible Assets. FAS No. 141 is effective as follows:
     a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of FAS No. 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). The adoption of FAS No. 141 had no impact on the financial position or results of operations. FAS No. 142 is effective for the fiscal years beginning after December 15, 2001 with respect to all goodwill and other intangible assets recognized in the Company's statement of financial position at that date, regardless of when those assets were initially recognized. FAS No. 142 specifies that all goodwill and intangibles with indefinite lives shall not be amortized. Goodwill must be evaluated for impairment on an annual basis with an initial impairment assessment to be performed upon adoption of the Statement. The Company adopted he provisions of FAS No. 142 as of October 1, 2001.

     In August 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS No. 144 retains the requirements of FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, to recognize an impairment loss if the impairment loss of the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. FAS No. 144 modifies FAS No. 121 in that it eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. FAS No. 144 is effective for fiscal years beginning after December 15, 2001, and early adoption is encouraged. The Company adopted FAS No. 144 effective October 1, 2002.

                             Fun City Popcorn, Inc.
           (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                        Notes to the Financial Statements

                        As of September 30, 2002 and 2001
        For Each of the Two Years in the Period Ended September 30, 2002
--------------------------------------------------------------------------------


 2.  Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     New Accounting Pronouncements, Continued


     In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities , which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which previously governed the accounting treatment for restructuring activities. FAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FAS 144. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of FAS 146 to determine the effect, if any, it may have on the Company's consolidated results of operations, financial position or cash flows.


3.   Spin-Off
     --------

     In June 2001, the Tone board of directors approved a plan to distribute the common shares of the Company (then its wholly-owned subsidiary on a 1 for 1 basis to the shareholders of Tone (the "spin-off") after the completion of a forward stock split (Note 2). Tone completed the spin-off of the Company on September 30, 2001, to shareholders of record on July 17, 2001. Pursuant to the spin-off, each Tone shareholder received one share of the Company's common stock for each share of Tone common stock owned.


     During the year ended September 30, 2001, the Company and Tone entered into certain oral agreements governing various ongoing relationships, including the provision of support services and a tax allocation agreement for the period prior to the spin-off. The tax allocation agreement provided for the allocation of tax attributes to each company as if it had actually filed separately with respective tax authorities.



                                   Fun City Popcorn, Inc.
                 (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                              Notes to the Financial Statements

                              As of September 30, 2002 and 2001
              For Each of the Two Years in the Period Ended September 30, 2002
--------------------------------------------------------------------------------------------


4.   Accounts Receivable - Trade
     ---------------------------

     At September 30, 2002 and 2001, accounts receivable - trade, net was comprised of the following:

                                                                       2002         2001
                                                                     ---------    ---------
           Accounts receivable - trade                               $ 127,561    $ 127,584
               Less: reserve for uncollectible accounts receivable      (9,517)     (13,304)
                                                                     ---------    ---------

           Accounts receivable - trade, net                          $ 118,044    $ 114,280
                                                                     =========    =========


     During the year ended September 30, 2001, the Company recognized $13,304 in bad debt expense


5    Inventory
     ---------

     At September 30, 2002 and 2001, inventory, net was comprised of the following:

                                                                          2002         2001
                                                                     ---------    ---------
           Finished goods inventory                                  $ 233,854    $ 254,537
               Less: reserve for inventory obsolescence                 (8,874)     (15,978)
                                                                     ---------    ---------

           Inventory, net                                            $ 224,980    $ 238,559
                                                                     =========    =========


     During the year ended September 30, 2002, the Company disposed of $15,978 of obsolete inventory, which had been identified and reserved for in a prior year


6.   Property and Equipment
     ----------------------

     At September 30, 2002 and 2001, property and equipment consisted of the following:

                                                                          2002         2001
                                                                     ---------    ---------
           Equipment                                                 $ 278,925    $ 315,414
           Furniture and fixtures                                       17,340       21,336
           Vehicles                                                     64,141       62,927
           Leasehold improvements                                         --           --
                                                                     ---------    ---------
                                                                       360,406      399,677
               Less: accumulated depreciation                         (307,939)    (333,020)
                                                                     ---------    ---------

           Total property and equipment, net                         $  52,467    $  66,657
                                                                     =========    =========

                                             11

                             Fun City Popcorn, Inc.
           (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                        Notes to the Financial Statements

                        As of September 30, 2002 and 2001
        For Each of the Two Years in the Period Ended September 30, 2002
--------------------------------------------------------------------------------


6.   Property and Equipment, Continued
     ---------------------------------

     Depreciation expense for the years ended September 30, 2002 and 2001 was $30,541 and $79,692, respectively.

7.   Goodwill Impairment
     -------------------

     The acquisition of the Company in 1996 by Tone, was based in part on a business model that contemplated sales of Tone's beverage and other products to the Las Vegas casino community through the Company's existing customers and distribution system. Several attempts were made subsequent to the acquisition to introduce the Tone products into this market; which have not been successful. More recently, due to consolidations in the Las Vegas market place, the Company's ability to introduce beverage products to the casinos has become even more limited. Consequently, Tone and the Company decided not to pursue further attempts by the Company to market Tone's products. Accordingly, the Company and Tone evaluated the goodwill recorded in connection with Tone's acquisition of the Company and concluded that it was impaired. As a result, the Company wrote off the related remaining unamortized goodwill as of June 17, 2001 of $264,263.

     In 1998, the Company acquired T.J. Distributing in an attempt to expand the Company's customer base through which it could market its own products as well as those of Tone. When Tone and the Company decided that the Company would not pursue further attempts to sell Tone's products, the goodwill related to the acquisition of T. J. Distributing was evaluated and was determined to be impaired. As a result, the Company has written off the related unamortized goodwill at June 17, 2001 of $93,544.

     Amortization expense for the year ended September 30, 2001 was $32,582.

                             Fun City Popcorn, Inc.
           (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                        Notes to the Financial Statements

                        As of September 30, 2002 and 2001
        For Each of the Two Years in the Period Ended September 30, 2002
--------------------------------------------------------------------------------


8.   Line of Credit - Bank
     ---------------------                                 2002         2001
                                                         ---------    ---------
     At September 30, 2001 and 2000, the Company
     had an operating line of credit with a bank
     with a maximum amount of $100,000 available,
     collateralized by all of the Company's assets
     (with a net carrying amount of approximately
     $462,000 at September 30, 2002). At September
     30, 2002, predicated upon an asset-based
     formula, the maximum borrowable amount
     available on the line of credit was $100,000.
     The line of credit had a weighted average
     interest rate of 4.6 % and 7.80% for the
     years ended September 30, 2002 and 2001,
     respectively. When the line of credit was
     rewritten in February 2002, Tone was released
     as a guarantor. The line of credit expires in
     February 2003. It is the Company's intention
     at this time to extend any unpaid balance at
     the due date.                                       $  50,000    $  69,594
                                                         =========    =========

9.   Notes Payable
     -------------

     At September 30, 2002 and 2001, notes payable consist of the following:

                                                           2002         2001
                                                         ---------    ---------
     Collateralized

     Note payable to a bank, collateralized by
     certain Tone Products, Inc. assets was paid
     in full during the year ended September 30,
     2002. Interest was calculated at a fixed rate
     of 8.00% per annum.                                      --      $  12,372

     Uncollateralized

     Note payable to an individual as part of the
     purchase price of a business acquisition was
     paid in full during the year ended September
     30, 2002. Interest was calculated at a fixed
     rate of 7.00% per annum.                                 --         24,099
                                                         ---------    ---------

     Total notes payable                                 $  (7,104)      52,449

          Less: current maturities                            --        (26,940)
                                                         ---------    ---------
     Long term portion of notes payable                  $  (7,104)   $  25,509
                                                         =========    =========

                             Fun City Popcorn, Inc.
           (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                        Notes to the Financial Statements

                        As of September 30, 2002 and 2001
        For Each of the Two Years in the Period Ended September 30, 2002
--------------------------------------------------------------------------------


 9.  Notes Payable, Continued
     ------------------------

     Interest expense during the years ended September 30, 2002 and 2001 was $10,798 and $9,973, respectively.


 10. Amount due to Related Party
     ---------------------------

     As of September 30, 2002 and 2001, the Company had amounts due to Tone (a related party) of $106,338 and $122,566, respectively. As of the date of the "spin-off", September 30, 2001, Tone and the Company agreed that the unpaid principal plus accrued interest will be due on or before September 30, 2004. The amount is unsecured and interest is calculated at a fixed rate of 6.00% per annum. Tone is a related party, as both Tone and the Company are under the control of two brothers who collectively own more than 50% of the voting shares of each company.


11.  Income Taxes
     ------------

     At September 30, 2002 and 2001, the components of the provision for income taxes are:

                                                           2002         2001
                                                         ---------    ---------
           Current tax expense (benefit):
               Federal                                   $  13,787    $  (2,915)
               State                                          --           (565)
                                                         ---------    ---------

                                                            13,787       (3,480)
                                                         ---------    ---------
           Deferred tax expense (benefit):
               Federal                                       6,527        6,011
               State                                         1,180        1,392
                                                         ---------    ---------
                                                             7,707        7,403
                                                         ---------    ---------

           Total provision                               $  21,494    $   3,923
                                                         =========    =========

                             Fun City Popcorn, Inc.
           (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                        Notes to the Financial Statements

                        As of September 30, 2002 and 2001
        For Each of the Two Years in the Period Ended September 30, 2002
--------------------------------------------------------------------------------


11.  Income Taxes, Continued
     -----------------------

     Significant components of the Company's deferred income tax assets and liabilities at September 30, 2002 and 2001 are:

                                                           2002         2001
                                                         ---------    ---------

           Deferred income tax asset:

               Accrued related party interest            $   1,163         --
               Inventory                                     1,629    $   6,198
               Accounts receivable                           1,747        5,495
                                                         ---------    ---------
           Total deferred income tax asset                   4,539       11,693
               Valuation allowance                            --           --
                                                         ---------    ---------
           Net deferred income tax asset                     4,539       11,693
                                                         ---------    ---------

           Deferred income tax liability:

               Depreciation                                 (5,971)      (5,416)
                                                         ---------    ---------
           Total deferred income tax liability              (5,971)      (5,416)
                                                         ---------    ---------


           Net deferred income tax asset (liability)     $  (1,432)   $   6,277
                                                         =========    =========


     Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

                                                           2002         2001
                                                         ---------    ---------

           Tax expense at U.S. statutory rate              18.4  %       (34.0)%
           Non deductible expenses                          0.1           34.7
           Effect of change in tax rate                     8.5             --
                                                         ---------    ---------

           Effective income tax rate                       27.0  %         0.7 %
                                                         =========    =========


12.  Disclosures about Fair Values of Financial Instruments
     ------------------------------------------------------

     The estimated fair value amounts of all financial instruments on the Company's September 30, 2002 and 2001 balance sheets, which are held for nontrading purposes, have been determined by using available market information and appropriate valuation methodologies.


     Fair value is described as the amount at which the instrument could be exchanged in a current transaction between informed willing parties, other than in a forced liquidation. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair

                             Fun City Popcorn, Inc.
           (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                        Notes to the Financial Statements

                        As of September 30, 2002 and 2001
        For Each of the Two Years in the Period Ended September 30, 2002
--------------------------------------------------------------------------------


12.  Disclosures about Fair Values of Financial Instruments, Continued
     -----------------------------------------------------------------

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


     The following methods and assumptions were used by the Company in estimating fair value disclosures for financial statements:


          Cash and equivalents, accounts receivable - trade, net, inventory, net, prepaid insurance, accounts payable - trade, accrued expenses, and the line of credit, as reported on the balance sheet, approximate fair value due to the short-term maturities of these instruments.


          The fair value of notes payable is estimated by determining the net present value of the future payment stream. The carrying amounts on the balance sheet approximate fair value.

13.  Employee Benefit Plans
     ----------------------

     Employee Retirement Plan

     The Company, when it was a wholly owned subsidiary participated in the employee benefit plan (the "plan") of Tone, whereby employees could elect to defer a portion of their annual compensation up to a maximum of 15%, pursuant to Section 401(k) of the Internal Revenue Code. Tone could match the employee plan contributions on a discretionary basis as determined by its Board of Directors. During the year ended September 30, 2001, Tone did not make a contribution to the plan. None of the Company's employees ever participated in the plan. Subsequent to September 30, 2001, the date of the spin-off, the Company does not have an employee benefit plan.

14.  Related Party Transaction
     -------------------------

     Facilities Operating Leases

     In 2001 and earlier years, the Company leased its Las Vegas area facility from a former Tone shareholder who was the owner of the Company prior to its acquisition by Tone and who was a related party. For the year ended September 30, 2001, the Company paid the former major shareholder facility rent of $61,506. The Company relocated its facility to a new site in July 2001 not owned by a related party.

                             Fun City Popcorn, Inc.
           (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                        Notes to the Financial Statements

                        As of September 30, 2002 and 2001
        For Each of the Two Years in the Period Ended September 30, 2002
--------------------------------------------------------------------------------


15.  Commitments and Contingencies
     -----------------------------

     Facilities Lease Agreement

     The Company leases its facility on an operating lease (Note 14) with future minimum lease payments at September 30, 2002, as follows:

           2003                                          $  64,540
           2004                                             66,656
           2005                                             68,468
           2006                                             46,552
           2007 and thereafter                                --
                                                         ---------

           Total future minimum lease payments           $ 246,216
                                                         =========


     Rental expense was $79,827 and $105,219 during the years ended September 30, 2002 and 2001, respectively.

     Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company sells products to private and public companies in the food services industry, certain governmental entities, and public institutions primarily within a 300 mile radius of its location. Exposure to losses on accounts receivable is principally dependent on the individual customer's financial condition, as credit sales are not collateralized. The Company monitors its exposure to credit losses and reserves for those accounts receivable that it deems to be not collectible. No single customer accounted for more than 10% of the accounts receivable at September 30, 2002 and 2001 or of the revenues for the years then ended.

     Concentration of Vendors

     There were two vendors who individually exceeded 10% of the Company's purchases and in total represented 31% and 23% of purchases for the years ended September 30, 2002 and 2001, respectively. The products provided by the vendors are available from multiple sources, and there would be no disruption in operations if either of the vendors were unable to service the Company.

                             Fun City Popcorn, Inc.
           (Formerly a Wholly-Owned Subsidiary of Tone Products, Inc.)

                        Notes to the Financial Statements

                        As of September 30, 2002 and 2001
        For Each of the Two Years in the Period Ended September 30, 2002
--------------------------------------------------------------------------------


16.  Earnings (Loss) Per Share
     -------------------------

     Basic earnings (loss) per share has been computed by dividing the income
     (loss) available to common shareholders by the weighted average number of common shares outstanding for the year. There are no potentially dilutive securities that need to be considered for the periods presented.


     The computation of basic and diluted earnings (loss)per common share at September 30, 2002 and 2001 is as follows:

                                                           2002         2001
                                                        ----------   ----------

         Basic and diluted earnings (loss) per
          common share:

             Net income (loss) (numerator)              $   58,110   $ (511,263)
             Weighted average shares outstanding
               (denominator)                             1,891,579    1,891,579
                                                        ----------   ----------

         Basic and diluted earnings (loss) per common
           share                                        $      .03   $    (0.27)
                                                        ==========   ==========


17.  FAS 142 Transitional Reporting Requirements
     -------------------------------------------

     With the adoption of FAS 142 at the beginning of the year ended September 30, 2002, this standard provides that its requirements for accounting for goodwill and other intangible assets not be retroactively applied to previously reported results. However, it does provide for the following analysis comparing the current to the previous accounting practice.

                                                          For the Year Ended
                                                           2002         2001
                                                        ----------   ----------

         Net income (loss), as reported                 $   58,110   $ (511,263)
             Add back: goodwill amortization, net
               of income taxes                                --         32,582
                                                        ----------   ----------

         Net income (loss) adjusted                     $   58,110   $ (478,681)
                                                        ==========   ==========


         Basic and diluted earnings (loss) per share:

               Net earnings (loss), as reported         $     0.03   $    (0.27)
               Add back: goodwill amortization, net
                of income taxes                               --           0.02
                                                        ----------   ----------
           Net basic and diluted earnings (loss)
                per share, adjusted                     $     0.03   $    (0.25)
                                                        ==========   ==========

ITEM 8.   CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          ----------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

NONE


                                    PART III


ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          ----------------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          -------------------------------------------------

Directors and Executive Officers

     The following table sets forth certain information regarding the Company's executive officers and directors:

                                                           Officer or
     Name            Age            Office                 Director Since(1)
     ----            ---            ------                 -----------------

Timothy E. Evon       49       Chairman of the Board        September, 2001

Thomas J. Evon        48       Director                     September, 2001

William H. Hamen      42       Director                     September, 2001

Richard Falk          56       President / CEO              October, 2001

Loyd S. Dean          66       Vice President               October, 2001

Maryann Talavera      37       Secretary                    October, 2001



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

Background

     The following is a summary of the business experience of each executive officer and director of the Company for at least the last five years:

     Timothy E. Evon has been a Director since October 2001. Mr. Evon has been President of TPI, since 1989 and a Director and Chairman of the Board since 1996. He is responsible for TPI's overall operations, with emphasis upon management of production facilities and sauce operations.

     Thomas J. Evon has been a Director since October 2001. Mr. Evon has been an executive officer of TPI since 1989 and a Director since 1996 with principal responsibility for marketing TPI's products primarily to government agencies, including school districts, colleges and prisons.

     William H. Hamen has been a Director since October 2001. Mr. Hamen has been the controller of TPI since 1996 and was named its Secretary, Treasurer and Chief Financial Officer in November 1998 and a Director in 2000, with principal responsibility for accounting and related functions. Previously, Mr. Hamen was an independent systems consultant.

     Richard A. Falk, age 56, has been the general manager of the Company since June 1996. Mr. Falk was named the Company's Chief Executive Officer in October 2001.

     Lloyd S. Dean, age 66, joined the Company in October 1998 as sales manager. Mr. Dean was named the Company's Vice President Sales in October 2001. From 1996 to October 1998 he was an account manager for Premier Cleaners in Las Vegas.

     Maryann Talavera, age 37, joined the Company in April 1997 as office manager and bookkeeper. Ms. Talavera was named the Company's Chief Financial Officer in October 2001. From April 1996 to April 1997 she was office manager for Rotondi & Sons, Inc.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The following table sets forth certain information concerning compensation paid to the Company's Chief Executive Officer for the years ended September 30, 2002 and 2001.

                                   Summary Compensation Table

                                     Annual                             Long Term
                                  Compensation                         Compensation
                                  ------------                         ------------
                                            Other
     Name and                           Annual Awards                                       All Other
Principal Position    Year    Salary        Bonus          Options       Compensation     Compensation
-------------------   ----    -------     ---------     ------------     ------------     ------------
Richard Falk,         2002    $52,000      $     0         $   0            $   0            $   0
President             2001    $42,015      $12,000         $   0            $   0            $   0


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

                                        Number of
                                        Shares of
                                         Common
                                       Stock Owned                   Percent of
                                        of Record                   Common Stock
       Name                        and Beneficially(1)                 Owned
       ----                        -------------------                 -----

Timothy E. Evon                          698,166                       36.9%
Thomas J. Evon                           698,166                       36.9%
William H. Hamen                          61,500                        3.2%
Cede & Co.                               190,394                        7.9%
All officers and directors             1,457,832                       77.1%
as a group (3 persons)
-----------

(1) Includes Stock Options exercisable within 60 days from the date hereof.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The Company has no related party transactions.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     a. Exhibits: 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as
                       Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     b. Reports on Exhibit 8K: None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized, in Melrose Park, Illinois, on December 23, 2002.


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

       Signature                        Title                        Date
       ---------                        -----                        ----

/s/  Timothy E. Evon              Chairman of the Board       December 23, 2002
------------------------          of Directors,
     Timothy E. Evon


/s/  Thomas J. Evon               Director,                   December 23, 2002
------------------------
     Thomas J. Evon


/s/  William H. Hamen             Director ,                  December 23, 2002
------------------------
     William H. Hamen



/s/  Richard A. Falk              President,                  December 23, 2002
------------------------
     Richard A. Falk


/s/  Lloyd S. Dean                Vice President              December 23, 2001
------------------------
     Lloyd S. Dean


/s/  Maryann Talavera             Chief Financial Officer,    December 23, 2002
------------------------
     Maryann Talavera