Form 10QSB
period 2002-12-31
FUN CITY POPCORN INC
filed 2003-02-18
CIK 1144062

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
              ACT OF 1934, for the quarter ended December 31, 2002.


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

As of February 6, 2002, 1,891,579 shares of the Registrant's $.01 par value Common Stock were outstanding.

PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

Introduction

The consolidated financial statements have been prepared by Tone Products, Inc.("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements for the year ended September 30, 2002. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

                             Fun City Popcorn, Inc.
                              Financial Statements
                                   (Unaudited)

                           As of December 31, 2002 and
      For Each of the Three Month periods Ended December 31, 2002 and 2001

                             Fun City Popcorn, Inc.
                        Index to the Financial Statements
                                   (Unaudited)

                           As of December 31, 2002 and
      For Each of the Three Month periods Ended December 31, 2002 and 2001




Financial Statements of Fun City Popcorn, Inc.:


      Balance Sheet (Unaudited), December 31, 2002............................1


      Statements of Operations (Unaudited) for Each of the Three
        Month Periods Ended December 31, 2002 and 2001........................2


      Statements of Cash Flows (Unaudited) for Each of the Three
        Month Periods Ended December 31, 2002 and 2001........................3


Notes to the Financial Statements (Unaudited).................................5

                             Fun City Popcorn, Inc.
                                  Balance Sheet
                                   (Unaudited)

                             As of December 31, 2002
--------------------------------------------------------------------------------

                                     ASSETS

Current assets:
      Cash                                                              $ 53,853
      Accounts receivable - trade, net                                   119,002
      Finished goods inventory, net                                      239,444
      Deferred tax asset                                                   3,813
      Other current assets                                                 3,871
      Income tax overpaid                                                  1,363
                                                                        --------

           Total current assets                                          421,346
Property and equipment, net                                               72,834
Other assets                                                               7,947
                                                                        --------

Total assets                                                            $502,127
                                                                        ========

                                   LIABILITIES
Current liabilities:
      Line of credit                                                    $ 50,000
      Accounts payable - trade                                            25,985
      Accrued expenses                                                     7,036
      Notes payable, current maturities                                    8,955
                                                                        --------

           Total current liabilities                                      91,976
Deferred tax asset                                                         3,911
Note payablenet of current maturities                                     17,165
Note payable - related party                                             106,338
                                                                        --------

Total liabilities                                                        219,390

Commitments and contingencies
Shareholders' equity:
      Preferred stock; $0.01 par value; 5,000,000 shares authorized;
        no shares issued and outstanding at December 31, 2002               --
      Common stock; $0.01 par value; 10,000,000 shares authorized;
        1,891,579 shares issued and outstanding at December 31, 2002      18,916
      Additional paid-in capital                                         263,821
      Retained earnings since December 31, 2002 in connection with
        quasi-reorganization                                                --
                                                                        --------

           Total shareholder's equity                                    282,737
                                                                        --------

Total liabilities and shareholder's equity                              $502,127
                                                                        ========


    The accompanying notes are an integral part of the financial statements.



                                        Fun City Popcorn, Inc.
                                       Statements of Operations
                                              (Unaudited)

                 For Each of the Three Month Periods Ended December 31, 2002 and 2001
-----------------------------------------------------------------------------------------------------



                                                                    For the             For the
                                                                  Three Month          Three Month
                                                                 Period Ended         Period Ended
                                                               December 31, 2002    December 31, 2001
                                                               -----------------    -----------------
Net sales                                                         $  480,533           $  422,992
Cost of sales                                                        336,236              298,083
                                                                  ----------           ----------

      Gross profit                                                   144,297              124,909
Operating costs and expenses                                         124,574              112,382
                                                                  ----------           ----------

      Incom from operations                                           19,723               12,527
Interest expense                                                         537                1,489
                                                                  ----------           ----------

           Income before provision for income taxes                   19,186               11,038
Provision for income taxes                                             3,518                1,656
                                                                  ----------           ----------

Net income                                                        $   15,668           $    9,382
                                                                  ==========           ==========

Net income per share, basic and diluted                           $     0.01           $     0.01
                                                                  ==========           ==========

Basic and diluted weighted-average common shares outstanding       1,891,579            1,891,579
                                                                  ==========           ==========


               The accompanying notes are an integral part of the financial statements.

                                                  2



                                              Fun City Popcorn, Inc.
                                             Statements of Cash Flows
                                                    (Unaudited)

                           For the Three Month Periods Ended December 31, 2002 and 2001
-----------------------------------------------------------------------------------------------------------------


                                                                                For the              For the
                                                                              Three Month         Three Month
                                                                             Period Ended         Period Ended
                                                                           December 31, 2002    December 31, 2001
                                                                           -----------------    -----------------
Cash flows provided by (used in) operating activities:
      Net income                                                               $ 15,668             $  9,382
      Adjustments to reconcile net loss to net cash provided by operating activities:
           Depreciation                                                           7,500                7,500
           Impairment loss on write-off of goodwill                                --                   --
           Provision for losses on accounts receivable                            3,000                 --
           Decrease (increase) in assets:
                Accounts receivable - trade, net                                 (3,958)               4,414
                Finished goods inventory, net                                   (14,464)              43,275
                Deferred tax asset, non-current                                    (436)                --
                Other current assets                                                741                1,184
                Income tax overpaid                                              (1,363)                --
           Increase (decrease) in liabilities:
                Accounts payable - trade                                         10,334              (18,473)
                Accrued expenses                                                  2,239               (1,333)
                Deferred tax liability, non-current                                (897)                --
                Income taxes payable                                            (13,786)               1,656
                                                                               --------             --------
Cash provided by operating activities                                             4,578               47,605
                                                                               --------             --------

Cash flows provided by (used in) investing activities:

      Purchase of property and equipment                                        (27,867)                --
                                                                               --------             --------
Cash provided by (used in) investing activities                                 (27,867)                --
                                                                               --------             --------

Cash flows provided by (used in) financing activities:

      Net proceeds from (payments to) the line of credit                           --                   --
      Net proceeds from (payments on) notes payable                              26,120               (6,624)
      Payment on note payable, related party                                       --                (22,566)
                                                                               --------             --------
Cash used in financing activities                                                26,120              (29,190)
                                                                               --------             --------
Net increase (decrease) in cash                                                   2,831               18,415
Cash at beginning of period                                                      51,022               46,614
                                                                               --------             --------
Cash at end of period                                                          $ 53,853             $ 65,029
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

                                                         3

                             Fun City Popcorn, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

          For the Three Month Periods Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


                    Supplemental Disclosure of Cash Flow Information

                                              For the              For the
                                            Three Month          Three Month
                                           Period Ended         Period Ended
                                         December 31, 2002    December 31, 2001
                                         -----------------    -----------------
Interest paid                                $    537                --
Income taxes paid                            $ 20,000                --


    The accompanying notes are an integral part of the financial statements.

                             Fun City Popcorn, Inc.
                        Notes to the Financial Statements
                                   (Unaudited)

                           As of December 31, 2002 and
          For the Three Month Periods Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


1.   Basis of Presentation
     ---------------------

     In the opinion of the management of Fun City Popcorn, Inc. (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly its financial position as of December 31, 2002, the results of its operations and cash flows for the three month periods ended December 31, 2002 and 2001.


     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the financial statements and footnotes included in of the Company's Annual Report on Form 10 KSB for the year ended September 30, 2002.


2.   Property and Equipment
     ----------------------

     At December 31, 2002, property and equipment consisted of the following:

           Property and equipment                           $   278,925
           Furniture and fixtures                                17,340
           Vehicles                                              92,007
                                                            -----------
                                                                388,272
                      Less: accumulated depreciation           (315,438)
                                                            -----------

           Total property and equipment, net                $    72,834
                                                            ===========


     Depreciation expense for the three month periods ended December 31, 2002 and 2001, was $7,500 and $7,500 , respectively


3.    Income Taxes
      ------------

      Reconciliation of the effective tax rate to the U.S. statutory rate for the three months periods ended December 31, 2002 and 2001 is as follows:

                                                    2002         2001
                                                   ------       ------
           Tax expense at U.S. statutory rate      18.3 %       15.0 %
                                                   ------       ------
           Effective income tax rate               18.3 %       15.0 %
                                                   ======       ======

                             Fun City Popcorn, Inc.
                        Notes to the Financial Statements
                                   (Unaudited)

                           As of December 31, 2002 and
          For the Three Month Periods Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


4.   Related Party Transaction
     -------------------------

     Note Payable

     As of December 31, 2002, the Company has amounts due to its former parent company ("Tone") of $106,338, and the principal plus accrued interest will be due on or before September 30, 2004. The amount is unsecured, with interest calculated at a fixed rate of 6.00% per annum. Tone is a related party, as both it and the Company are under the common control of two individuals (brothers) who collectively own or control more than 50% of the voting shares of each company.


5.   Commitments and Contingencies
     -----------------------------

     The Company leases its facilities (Note 4) on operating leases through June 2001 with future minimum lease payments at December 31, 2002, as follows:


           2003                                           $    65,020
           2004                                                67,283
           2005                                                68,978
           2006                                                29,095
           2007                                                  --
                                                          -----------

           Total future minimum lease payments            $   230,376
                                                          ===========


     Rental expense was $ 20,379 and $ 19,470 for each of the three month periods ended December 31, 2002 and 2001, respectively (Note 4).

     Borrowing Ability

     The Company has a line of credit with a maximum amount of $100,000 that matures in February 2004.


6.   Earnings Per Share
     ------------------

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted-average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if

                             Fun City Popcorn, Inc.
                        Notes to the Financial Statements
                                   (Unaudited)

                           As of December 31, 2002 and
          For the Three Month Periods Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------


6.   Earnings Per Share, Continued
     -----------------------------

     potentially dilutive common shares had been issued. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

     The computation of basic and diluted earnings per common share for the three month periods ended December 31, 2002 and 2001 are as follows:

                                                      For the         For the
                                                    Three Month     Three Month
                                                    Period Ended    Period Ended
                                                    December 31,    December 31,
                                                        2002            2001
                                                     -----------     ----------

       Basic and diluted earnings per common share:
          Net income (numerator)                     $   15,668      $    9,382
                                                     -----------     ----------
          weighted-average shares outstanding
            (denominator)                             1,891,579       1,891,579
                                                     -----------     ----------
          Basic and diluted earnings per common
             share                                   $     0.01      $     0.01
                                                     ===========     ==========

7.   Elimination of the Accumulated Deficit in Shareholders' Equity
     --------------------------------------------------------------

     On December 31, 2002, the Company eliminated the accumulated deficit amount on its balance sheet through a readjustment also known as a "quasi-reoganization" in accordance with the state law of Nevada. Capital in excess of par value was used to eliminate in its entirety the then current accumulated deficit of $813,399 on the balance sheet included in shareholders' equity. Retained earnings shown on the balance sheet for the next ten years will reflect earnings beginning as of December 31, 2002. The accumulated deficit that was eliminated as of December 31, 2002, in its entirety represented results of operations that occurred prior to the spin-off of the Company from its former parent, Tone Products, Inc. on September 30, 2001. The accumulated deficit resulted from the amortization over time and the eventual impairment of goodwill that arose from the Company's acquisition by Tone.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS

The Company's revenues are derived principally from the sale and distribution of food products. Revenues for the fiscal quarter ended Dec 31, 2002, increased to $480,533 from $422,992 in the same period last year. Revenue increases were a result of the addition of product lines and their sales into discount stores.

Cost of goods sold was decreased by 0.5% of sales due to the above mentioned sales mix changes.

Operating expenses in the three month period ended Dec 31, 2002, increased $12,192 to $124,574 from $112,382 in the year ago period.

Net income for the fiscal quarter ended Dec 31, 2002, increased $6,286 to $15,668 from $9,382 as a result of the increase in sales. Diluted earnings per share stayed the same at $0.01..

LIQUIDITY AND CAPITAL RESOURCES

The Company has access to $100,000 in traditional lines of credit which should be more than sufficient to see the Company through it's growth. The Company had not made any material commitments for capital expenditures as of Feb 16, 2003 and believes it has sufficient cash resources to meet its needs.


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

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: Feb 18, 2003                          FUN CITY POPCORN, INC


                                            /s/  RICHARD FALK
                                            ---------------------------------
                                                 Richard Falk
                                                 Director and President