Form 10QSB
period 2003-03-31
FUN CITY POPCORN INC
filed 2003-05-15
CIK 1144062

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
               ACT OF 1934, for the quarter ended March 31, 2003.


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

As of May 6, 2002, 1,891,579 shares of the Registrant's $.01 par value Common Stock were outstanding.

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

                             Fun City Popcorn, Inc.
                              Financial Statements
                                   (Unaudited)

                            As of March 31, 2003 and
         For Each of the Six-Month Periods Ended March 31, 2003 and 2002

                             Fun City Popcorn, Inc.
                        Index to the Financial Statements
                                   (Unaudited)

                            As of March 31, 2003 and
         For Each of the Six-Month Periods Ended March 31, 2003 and 2002
--------------------------------------------------------------------------------



Independent Accountants' Report...............................................1

Financial Statements of Fun City Popcorn, Inc.:


      Balance Sheet (Unaudited), March 31, 2003...............................2


      Statements of Operations (Unaudited) for Each of the Three-
        Month and Six-Month Periods Ended March 31, 2003 and 2002.............3


      Statements of Cash Flows (Unaudited) for Each of the Six-Month
        Periods Ended March 31, 2003 and 2002.................................4


Notes to the Financial Statements (Unaudited).................................6

                         Independent Accountants' Report



To the Board of Directors
Fun City Popcorn, Inc.
Las Vegas, Nevada


We have reviewed the condensed consolidated balance sheet of Fun City Popcorn, Inc. as of March 31, 2003, and the related consolidated statement of income for each of the three-month and six-month periods ended March 31, 2003 and statement of cash flows for the each of the six month periods ended March 31, 2003. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Fun City Popcorn, Inc. as of September 30, 2002 and 2001 and the related consolidated statements of income, retained earnings, and cash flows for each of the two years in the period ended September 30, 2002 (not presented herein); and in our report dated December 18, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/  Kelly & Company
-----------------------------
     Kelly & Company



Costa Mesa, California
May 13, 2003

                             Fun City Popcorn, Inc.
                                  Balance Sheet
                                   (Unaudited)

                              As of March 31, 2003
--------------------------------------------------------------------------------


                                     ASSETS
Current assets:
      Cash                                                            $  54,764
      Accounts receivable - trade, net                                  141,617
      Finished goods inventory, net                                     222,318
      Income tax overpaid                                                 5,705
      Deferred tax asset                                                  3,262
      Other current assets                                                5,126
                                                                      ---------

           Total current assets                                         432,792
Property and equipment, net                                              65,334
Other assets                                                              7,947
                                                                      ---------

Total assets                                                          $ 506,073
                                                                      =========

                                  LIABILITIES
Current liabilities:
      Line of credit                                                  $  50,000
      Accounts payable - trade                                           43,177
      Accrued expenses                                                    6,719
      Notes payable, current maturities                                   8,955
                                                                      ---------

           Total current liabilities                                    108,851
Deferred tax liability                                                    4,176
Note payable, net of current maturities                                  14,926
Note payable - related party                                            100,000
                                                                      ---------

Total liabilities                                                       227,953
                                                                      =========
Commitments and contingencies
Shareholders' equity:
      Preferred stock; $0.01 par value; 5,000,000 shares authorized;
        no shares issued and outstanding at March 31, 2003                 --
      Common stock; $0.01 par value; 10,000,000 shares authorized;
        1,891,579 shares issued and outstanding at March 31, 2003        18,916
      Additional paid-in capital                                        263,821
      Accumulated deficit since December 31, 2002 in connection with
        quasi-reorganization                                             (4,617)
                                                                      ---------

           Total shareholder's equity                                   278,120
                                                                      ---------

Total liabilities and shareholder's equity                            $ 506,073
                                                                      =========


                     The accompanying notes are an integral
                        part of the financial statements.



                                   Fun City Popcorn, Inc.
                                  Statements of Operations
                                         (Unaudited)

               For Each of the Six-Month Periods Ended March 31, 2003 and 2002
-------------------------------------------------------------------------------------------


                                            For the                       For the
                                    Three-Month Period Ended       Six-Month Period Ended
                                     March 31,      March 31,      March 31,      March 31,
                                      2003           2002           2003           2002
                                   -----------    -----------    -----------    -----------
Net sales                          $   522,879    $   464,418    $ 1,003,411    $   887,409
Cost of sales                          377,694        319,028        713,930        617,111
                                   -----------    -----------    -----------    -----------

Gross profit                           145,185        145,390        289,481        270,298
      Operating costs
        and expenses                   150,131        110,874        274,704        223,254
                                   -----------    -----------    -----------    -----------

Income from operations                  (4,946)        34,516         14,777         47,044
      Interest expense                    (671)        (1,117)        (1,208)        (2,606)
                                   -----------    -----------    -----------    -----------
Income before provision
  for income taxes                      (5,617)        33,399         13,569         44,438
      Provision for income taxes         1,000         (7,232)        (2,518)        (8,888)
                                   -----------    -----------    -----------    -----------

Net (loss) income                  $    (4,617)   $    26,167    $    11,051    $    35,550
                                   ===========    ===========    ===========    ===========

Net income per share,
  basic and diluted                $      0.00    $      0.01    $      0.01    $      0.02
                                   ===========    ===========    ===========    ===========
Basic and diluted
  weighted-average
  common shares
  outstanding                        1,891,579      1,891,579      1,891,579      1,891,579
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

                                             2



                                        Fun City Popcorn, Inc.
                                       Statements of Cash Flows
                                              (Unaudited)

                    For Each of the Six-Month Periods Ended March 31, 2003 and 2002
-----------------------------------------------------------------------------------------------------

                                                                        For the            For the
                                                                       Six-Month          Six-Month
                                                                     Period Ended       Period Ended
                                                                    March 31, 2003     March 31, 2002
                                                                    --------------     --------------
Cash flows provided by (used in) operating activities:

      Net income                                                       $ 11,051           $ 35,550
      Adjustments to reconcile net loss to net cash provided by
        operating activities:
           Depreciation                                                  15,000             15,000
           Provision for losses on accounts receivable                     (631)              --
           Decrease (increase) in assets:
                Accounts receivable - trade                             (22,942)           (14,631)
                Finished goods inventory, net                             2,662             14,655
                Income tax overpaid                                      (5,705)              --
                Deferred tax asset, non-current                             115               --
                Other current assets                                       (514)               (20)
           Increase (decrease) in liabilities:
                Accounts payable - trade                                 27,526             (2,586)
                Accrued expenses                                          1,922             (1,251)
                Deferred tax liability, non-current                        (632)              --
                Income taxes payable                                    (13,786)             8,888
                Due to Tone Products, Inc.                                 --              (22,566)
                                                                       --------           --------
Cash provided by operating activities                                    14,066             38,744
                                                                       --------           --------

Cash flows provided by (used in) investing activities:

      Purchase of property and equipment                                (27,867)            (1,481)
                                                                       --------           --------
Cash provided by (used in) investing activities                         (27,867)            (1,481)
                                                                       --------           --------

Cash flows provided by (used in) financing activities:

      Net proceeds from (payments to) the line of credit                   --                 --
      Net proceeds from (payments on) notes payable                      23,881            (21,300)
      Payment on note payable, related party                             (6,338)              --
                                                                       --------           --------
Cash used in financing activities                                        17,543            (21,300)
                                                                       --------           --------
Net (decrease) increase in cash                                           3,742             15,963
Cash at beginning of period                                              51,022             46,614
                                                                       --------           --------
Cash at end of period                                                  $ 54,764           $ 62,577
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

                                                  3

                             Fun City Popcorn, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

         For Each of the Six-Month Periods Ended March 31, 2003 and 2002
--------------------------------------------------------------------------------

                Supplemental Disclosure of Cash Flow Information

                                                For the              For the
                                               Six-Month            Six-Month
                                             Period Ended         Period Ended
                                            March 31, 2003       March 31, 2002
                                            --------------       --------------

Interest paid, other                          $    1,208                --
Interest paid, related party                  $    6,338                --
Income taxes paid                                   --                  --


                     The accompanying notes are an integral
                        part of the financial statements.

                             Fun City Popcorn, Inc.
                        Notes to the Financial Statements
                                   (Unaudited)

                            As of March 31, 2003 and
         For Each of the Six-Month Periods Ended March 31, 2003 and 2002
--------------------------------------------------------------------------------


1.   Basis of Presentation
     ---------------------

     In the opinion of the management of Fun City Popcorn, Inc. (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly its financial position as of March 31, 2003, the results of its operations and cash flows for the six-month periods ended March 31, 2003 and 2002.


     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10 KSB for the year ended September 30, 2002.


2.   Property and Equipment
     ----------------------

     At March 31, 2003, property and equipment consisted of the following:

          Property and equipment                      $   278,926
          Furniture and fixtures                           17,340
          Vehicles                                         92,007
                                                      -----------
                                                          388,273
                      Less: accumulated depreciation     (322,939)
                                                      -----------

           Total property and equipment, net          $    65,334
                                                      ===========


     Depreciation expense for each of the three-month periods ended March 31, 2003 and 2002 was $7,500 and $7,500, respectively, and for each of the six-month periods ended March 31, 2003 and 2002, was $15,000 and $ 15,000 , respectively


3.   Income Taxes
     ------------

     Reconciliation of the effective tax rate to the U.S. statutory rate for the six-month periods ended March 31, 2003 and 2002 is as follows:

                                                    2003        2002
                                                   -------     -------
           Tax expense at U.S. statutory rate       18.6%       20.0%
                                                    -----       -----
           Effective income tax rate                18.6%       20.0%
                                                    =====       =====

                             Fun City Popcorn, Inc.
                        Notes to the Financial Statements
                                   (Unaudited)

                            As of March 31, 2003 and
         For Each of the Six-Month Periods Ended March 31, 2003 and 2002
--------------------------------------------------------------------------------


4.   Related Party Transaction
     -------------------------
     Note Payable

     As of March 31, 2003, the Company has amounts due to its former parent company, Tone Products, Inc. ("Tone") of $100,000, and the principal plus accrued interest will be due on or before September 30, 2004. The amount is unsecured, with interest calculated at a fixed rate of 6.00% per annum. Tone is a related party, as both it and the Company are under the common control of two individuals (brothers) who collectively own or control more than 50% of the voting shares of each company.


5.   Commitments and Contingencies
     -----------------------------

     The Company leases its facilities (Note 4) on operating leases through June 2001 with future minimum lease payments at March 31, 2003, as follows:


           2004                                           $ 65,500
           2005                                             67,460
           2006                                             69,488
           2007                                             11,638
           2008                                               --
                                                          --------

           Total future minimum lease payments            $214,086
                                                          ========


     Rental expense was $20,768 and $19,914 for each of the three-month periods ended March 31, 2003 and 2002, and $ 41,147 and $39,384 for each of the six-month periods ended March 31, 2003 and 2002, respectively (Note 4).

     Borrowing Ability

     The Company has a line of credit with a maximum amount of $100,000 that matures in February 2004.


6.   Earnings Per Share
     ------------------

      Basic earnings per share ("EPS") is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted-average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if potentially



                             Fun City Popcorn, Inc.
                        Notes to the Financial Statements
                                   (Unaudited)

                            As of March 31, 2003 and
         For Each of the Six-Month Periods Ended March 31, 2003 and 2002
--------------------------------------------------------------------------------


 6.  Earnings Per Share, Continued
     -----------------------------

     dilutive common shares had been issued. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.


     The computation of basic and diluted earnings per common share for each of the three-month and six-month periods ended March 31, 2003 and 2002 are as follows:

                                                                     For the              For the
                                                                   Three-Month          Three-Month
                                                                  Period Ended         Period Ended
                                                                 March 31, 2003       March 31, 2002
                                                                 --------------       --------------
          Basic and diluted earnings per common share:
                Net income (numerator)                           $       (4,617)      $       26,167

                weighted-ave. shares outstanding (denominator)        1,891,579            1,891,579
                                                                 --------------       --------------

           Basic and diluted earnings per common share           $         0.00       $         0.01
                                                                 ==============       ==============

                                                                     For the              For the
                                                                    Six-Month            Six-Month
                                                                  Period Ended         Period Ended
                                                                 March 31, 2003       March 31, 2002
                                                                 --------------       --------------
           Basic and diluted earnings per common share:
                Net income (numerator)                           $       11,051       $       35,550

                weighted-ave. shares outstanding (denominator)        1,891,579            1,891,579
                                                                 --------------       --------------

           Basic and diluted earnings per common share           $         0.01       $         0.02
                                                                 ==============       ==============

7.   Elimination of the Accumulated Deficit in Shareholders' Equity
     --------------------------------------------------------------

     On December 31, 2002, the Company eliminated the accumulated deficit amount on its balance sheet through a readjustment also known as a "quasi-reorganization" in accordance with the state law of Nevada. Capital in excess of par value was used to eliminate in its entirety the then current accumulated deficit of $813,399 on the balance sheet included in shareholders' equity. Retained earnings shown on the balance sheet for the next ten years will reflect earnings beginning as of December 31, 2002. The accumulated deficit that was eliminated as of December 31, 2002, in its entirety represented results of operations that occurred prior to the spin-off of the Company from its former parent, Tone Products, Inc. on September 30, 2001. The accumulated deficit resulted from the amortization over time and the eventual impairment of goodwill that arose from the Company's acquisition by Tone.

                                       7

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS

The Company's revenues are derived principally from the sale and distribution of food products. Revenues for the fiscal quarter ended Mar 31, 2003, increased to $522,879 from $464,418 in the same period last year. Revenue increases were a result of the Las Vegas economy improving from its post 911 lows.

Cost of goods sold increased by 3.5% of sales due to increases in the cost of candy during the period.

Operating expenses in the three month period ended Mar 31, 2003, increased $39,257 to $150,131 from $110,874 in the year ago period. The largest portion of the expense increases are from accounting costs related to going public.

Net income for the fiscal quarter ended Mar 31, 2003. decreased $30,784 to $(4,617) from $26,167. increased accounting expenses were the largest factor. Diluted earnings per share went to $0.00 from $0.01 in the year ago period.


Net income for the fiscal quarter ended Mar 31, 2003. decreased $30,784 to $(4,617) from $26,167 as a result of the increase in sales. Diluted earnings per share went to $0.00 from $0.01 in the year ago period.

Revenues for the six month period ended Mar. 31, 2003 increased 13% to $1,003,411 from $887,409 last year.

Cost of goods sold increased by 1.6% of sales due to the above candy costs.

Operating expenses in the six month period ended Mar 31, 2003, increased $51,450 to $274,704 from $223,254 in the year ago period. Accounting expenses and vehicle repair were the largest factors.

Net income for the six months ended Mar 31, 2003. decreased $24,499 to $11,051 from $35,550. Diluted earnings per share went to $0.01 from $0.02 in the year ago period.


LIQUIDITY AND CAPITAL RESOURCES

The Company has access to $100,000 in traditional lines of credit which should be more than sufficient to see the Company through it's growth. The Company had not made any material commitments for capital expenditures as of May 14, 2003 and believes it has sufficient cash resources to meet its needs.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other information

     None

Item 6. Exhibits and Reports on Form 8 - K

          (a) Exhibits

               99.1 Certification of CEO Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (B) Reports on Form 8-K

               None

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003                          FUN CITY POPCORN, INC


                                            /s/  RICHARD FALK
                                            ------------------------------------
                                                 Richard Falk
                                                 Director and President

CERTIFICATIONS

Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Richard Falk, Chief Executive Officer of Fun City Popcorn, Inc., certify that:


1. I have reviewed this annual report on Form 10-QSB of Fun City Popcon, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003
                                            /s/  Richard Falk
                                            ----------------------------------
                                                 Richard Falk,
                                                 Chief Executive Officer and
                                                 President