Form 10QSB
period 2003-06-30
FUN CITY POPCORN INC
filed 2003-08-14
CIK 1144062

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                ACT OF 1934, for the quarter ended June 30, 2003.


     Commission File No. 000-32947


                             FUN CITY POPCORN, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


           NEVADA                                              71-0390957
-------------------------------                           ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification Number)


                              3211 Sunrise Avenue
                               Las Vegas, Nevada                  89101
                    --------------------------------------       --------
                   (Address of principal executive offices)     (Zip Code)

Issuer's telephone number:  (702) 367-2676

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

As of Aug 6, 2003, 1,891,579 shares of the Registrant's $.01 par value Common Stock were outstanding.

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

                             Fun City Popcorn, Inc.
                              Financial Statements
                                   (Unaudited)

                             As of June 30, 2003 and
    For Each of the Three and Nine Month Periods Ended June 30, 2003 and 2002

                             Fun City Popcorn, Inc.
                        Index to the Financial Statements
                                   (Unaudited)

                             As of June 30, 2003 and
    For Each of the Three and Nine Month Periods Ended June 30, 2003 and 2002
--------------------------------------------------------------------------------



Financial Statements of Fun City Popcorn, Inc.:


      Balance Sheet (Unaudited), June 30, 2003...............................1


      Statements of Operations (Unaudited) for Each of the Three and
        Nine Month Periods Ended June 30, 2003 and 2002......................2


      Statements of Cash Flows (Unaudited) for Each of the Nine Month
        Periods Ended June 30, 2003 and 2002.................................3


Notes to the Financial Statements (Unaudited)................................5

                             Fun City Popcorn, Inc.
                                  Balance Sheet
                                   (Unaudited)

                               As of June 30, 2003
--------------------------------------------------------------------------------


                                     ASSETS
Current assets:
      Cash and equivalents                                            $  61,154
      Accounts receivable - trade, net                                   93,629
      Finished goods inventory, net                                     248,808
      Income tax overpaid                                                 9,566
      Deferred tax asset                                                  4,034
      Other current assets                                                6,669
                                                                      ---------

           Total current assets                                         423,860
Property and equipment, net                                              59,790
Other assets                                                              7,947
                                                                      ---------

Total assets                                                          $ 491,597
                                                                      =========

                                  LIABILITIES
Current liabilities:
      Line of credit                                                  $  49,829
      Accounts payable - trade                                           39,388
      Accrued expenses                                                    6,162
      Notes payable, current maturities                                   8,955
                                                                      ---------

           Total current liabilities                                    104,334
Deferred tax liability                                                    2,451
Note payable, net of current maturities                                  12,687
Note payable - related party                                            104,500
                                                                      ---------

Total liabilities                                                       223,972
                                                                      =========
Commitments and contingencies
Shareholders' equity:
      Preferred stock; $0.01 par value; 5,000,000 shares
        authorized; no shares issued and outstanding at June
        30, 2003                                                           --
      Common stock; $0.01 par value; 10,000,000 shares
        authorized; 1,891,579 shares issued and outstanding
        at June 30, 2003                                                 18,916
      Additional paid-in capital                                        263,821
      Accumulated deficit                                               (15,112)
                                                                      ---------

           Total shareholder's equity                                   267,625
                                                                      ---------

Total liabilities and shareholder's equity                            $ 491,597
                                                                      =========


    The accompanying notes are an integral part of the financial statements.



                                                Fun City Popcorn, Inc.
                                               Statements of Operations
                                                      (Unaudited)

                       For Each of the Three and Nine Month Periods Ended June 30, 2003 and 2002
----------------------------------------------------------------------------------------------------------------------



                                                               For the        For the       For the        For the
                                                             Three Month    Three Month    Nine Month     Nine Month
                                                            Period Ended   Period Ended   Period Ended   Period Ended
                                                            June 30, 2003  June 30, 2002  June 30, 2003  June 30, 2002
                                                             -----------    -----------    -----------    -----------
Net sales                                                    $   459,774    $   453,753    $ 1,463,185    $ 1,341,162
Cost of goods sold                                               331,910        291,784      1,045,840        908,895
                                                             -----------    -----------    -----------    -----------

      Gross profit                                               127,864        161,969        417,345        432,267
Operating costs
  and expenses                                                   135,884        119,043        410,588        342,297
                                                             -----------    -----------    -----------    -----------

      Income (loss) from operations                               (8,020)        42,926          6,757         89,970
Other expense:
      Interest expense - related party                            (4,500)          --           (4,500)          --
      Interest expense - other                                      (333)          (848)        (1,541)        (3,454)
                                                             -----------    -----------    -----------    -----------

           Income (loss) before provision for income taxes       (12,853)        42,078            716         86,516
Provision for income taxes                                        (2,358)        10,519            160         21,629
                                                             -----------    -----------    -----------    -----------

Net income (loss)                                            $   (10,495)   $    31,559    $       556    $    64,887
                                                             ===========    ===========    ===========    ===========
Net income (loss) per share, basic and diluted               $     (0.01)   $      0.02    $      0.00    $      0.03
                                                             ===========    ===========    ===========    ===========
Basic and diluted weighted-average common shares
 outstanding                                                   1,891,579      1,891,579      1,891,579      1,891,579
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

                                                          2



                                         Fun City Popcorn, Inc.
                                        Statements of Cash Flows
                                               (Unaudited)

                         For the Nine Month Periods Ended June 30, 2003 and 2002
--------------------------------------------------------------------------------------------------------



                                                                           For the           For the
                                                                          Nine Month        Nine Month
                                                                         Period Ended      Period Ended
                                                                         June 30, 2003     June 30, 2002
                                                                            --------         --------
Cash flows provided by operating activities:

      Net income                                                            $    556         $ 64,887
      Adjustments to reconcile net loss to net cash provided by operating activities:
           Depreciation and amortization                                      22,500           22,500
           Provision for doubtful accounts                                     3,574             --
           Decrease (increase) in assets:
                Accounts receivable - trade, net                              20,841           (3,419)
                Finished goods inventory, net                                (23,828)           2,003
                Income tax asset                                              (9,566)            --
                Deferred tax asset, non-current                                 (657)            --
                Other current assets                                          (2,057)          (3,170)
           Increase (decrease) in liabilities:
                Accounts payable - trade                                      23,737           (9,043)
                Accrued expenses                                               1,365           (1,247)
                Deferred tax liability, non-current                           (2,357)            --
                Income taxes payable                                         (13,786)          21,629
                                                                            --------         --------
Cash provided by operating activities                                         20,322           94,140
                                                                            --------         --------

Cash flows used in investing activities:

      Purchase of property and equipment                                      (2,956)          (4,013)
                                                                            --------         --------
Cash used in investing activities                                             (2,956)          (4,013)
                                                                            --------         --------

Cash flows used in financing activities:

      Payments to the line of credit                                            (171)         (19,594)
      Payments on notes payable                                               (5,225)         (25,882)
      Payment on note payable, related party                                  (1,838)         (22,566)
                                                                            --------         --------
Cash used in financing activities                                             (7,234)         (68,042)
                                                                            --------         --------
Net increase in cash                                                          10,132           22,085
Cash at beginning of period                                                   51,022           46,614
                                                                            --------         --------
Cash at end of period                                                       $ 61,154         $ 68,699
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

                                                   3

                             Fun City Popcorn, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

             For the Nine Month Periods Ended June 30, 2003 and 2002
--------------------------------------------------------------------------------


                Supplemental Disclosure of Cash Flow Information


                                                   For the         For the
                                                  Nine Month      Nine Month
                                                 Period Ended    Period Ended
                                                 June 30, 2003   June 30, 2002
                                                 -------------   -------------
Interest paid, other                                $    556        $  3,454

Interest paid, related party                        $  6,338            --
Income taxes paid                                   $  6,526            --

Acquisition of property and equipment               $ 26,867            --
Increase in notes payable                           $(26,867)           --


    The accompanying notes are an integral part of the financial statements.

                             Fun City Popcorn, Inc.
                        Notes to the Financial Statements
                                   (Unaudited)

                             As of June 30, 2002 and
             For the Nine Month Periods Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------


1.   Basis of Presentation
     ---------------------

     In the opinion of the management of Fun City Popcorn, Inc. (the "Company"), the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly its financial position as of June 30, 2003, the results of its operations for the nine month periods ended June 30, 2003 and 2002, and the statements of cash flows for each of the nine month periods ended June 30, 2003 and 2002.


     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the financial statements and footnotes included in of the Company's Annual Report on Form 10 KSB for the year ended September 30, 2002, included elsewhere in this Form 10SB.


2.   Property and Equipment
     ----------------------

     At June 30, 2003, property and equipment consisted of the following:

          Property and equipment                                   $   280,882
          Furniture and fixtures                                        17,340
          Vehicles                                                      92,007
                                                                   -----------

                                                                       390,229
                      Less: accumulated depreciation                  (330,439)
                                                                   -----------

           Total property and equipment, net                       $    59,790
                                                                   ===========


     Depreciation expense for the the three month periods ended June 30, 2003 and 2002, was$7,500 and $7,500 , respectively, and for the nine month periods ended June 30, 2003 and 2002 , it was $22,500 and $22,500 , respectively.

                             Fun City Popcorn, Inc.
                        Notes to the Financial Statements
                                   (Unaudited)

                             As of June 30, 2002 and
             For the Nine Month Periods Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------


3.   Cost of Goods Sold
     ------------------

     During the fiscal year interim quarter reporting periods, the company utilizes an estimated gross profit rate to determine the cost of goods sold. At September 30, 2002, an adjustment was required to correct the understatement of the inventory on the Company's books and records:

           Book inventory value prior to the September 30, 2002
             physical inventory                                        $ 213,404
           Adjustment to increase the book inventory value to agree
             with the physical inventory valuation (a 9.6%  change)       20,450
                                                                       ---------

           Physical inventory valuation, September 30, 2002            $ 233,854
                                                                       =========


4.   Income Taxes
     ------------

     Reconciliation of the effective tax rate to the U.S. statutory rate for the nine months periods ended June 30, 2003 and 2002 is as follows:

                                                       2003             2002
                                                       ----             ----
           Tax expense at U.S. statutory rate          18.4%            25.0%
           Non deductible expenses                      4.0              --
                                                       ----             ----
           Effective income tax rate                   22.4%            25.0%
                                                       ====             ====
5.   Related Party Transactions
     --------------------------

     Note Payable

     As of June 30, 2003, the Company had amounts due to the parent of $104,500. As of the date of the "spin-off", September 30, 2001, the parent and the Company agreed that the principal plus accrued interest as of that date will be due on or before September 30, 2004. The amount is unsecured, with interest calculated at a fixed rate of 6.00% per annum. The parent is a related party, as both it and the Company are under the control of two individuals (brothers) who collectively own or control more than 50% of the voting shares of each company.

                             Fun City Popcorn, Inc.
                        Notes to the Financial Statements
                                   (Unaudited)

                             As of June 30, 2002 and
             For the Nine Month Periods Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------


6.   Commitments and Contingencies
     -----------------------------

     The Company leases its facilities on operating leases through June 2001 with future minimum lease payments at June 30, 2003, as follows:


          2004                                             $  65,984
          2005                                                67,958
          2006                                                62,009
          2007                                                  --
          2008                                                  --
                                                           ---------

           Total future minimum lease payments             $ 195,951
                                                           =========


     Rental expense was $20,465 and $20,064 for each of the three month periods ended June 30, 2003 and 2002, respectively and $61,612 and $59,448 for each of the nine month periods ended June 30, 2003 and 2002, respectively.

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



                             Fun City Popcorn, Inc.
                        Notes to the Financial Statements
                                   (Unaudited)

                             As of June 30, 2002 and
             For the Nine Month Periods Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------


7.   Earnings (Loss) Per Share, Continued
     ------------------------------------

     The computation of basic and diluted earnings (loss) per common share for the three-month and nine-month periods ended June 30, 2003 and 2002 are as follows:

                                                                              For the                For the
                                                                            Three Month            Three Month
                                                                           Period Ended           Period Ended
                                                                           June 30, 2003          June 30, 2002
                                                                         ----------------       ----------------
           Basic and diluted earnings (loss) per common share:
                Net income (loss) (numerator)                                $   (10,495)         $    31,559
                                                                             -----------          -----------
                Weighted-average shares outstanding (denominator)              1,891,579            1,891,579
                                                                             -----------          -----------
           Basic and diluted earnings (loss) per common share                $     (0.01)         $      0.02
                                                                             ===========          ===========


                                                                              For the                For the
                                                                            Nine Month             Nine Month
                                                                           Period Ended           Period Ended
                                                                           June 30, 2003          June 30, 2002
                                                                         ----------------       ----------------
           Basic and diluted earnings (loss) per common share:
                Net income (loss) (numerator)                                $       556          $    64,887
                                                                             -----------          -----------
                weighted-average shares outstanding (denominator)              1,891,579            1,891,579
                                                                             -----------          -----------
           Basic and diluted earnings (loss) per common share                $      0.00          $      0.03
                                                                             ===========          ===========


8.   Elimination of the Accumulated Deficit in Shareholders' Equity
     --------------------------------------------------------------

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

                                       8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS

The Company's revenues are derived principally from the sale and distribution of food products. Revenues for the fiscal quarter ended June 30, 2003, increased to $459,774 from $453,753 in the same period last year.

Cost of goods sold increased by 7.5% of sales due to an across the board increases in candy costs. Of the 400 items that the company sells Candy accounts for more than 25% of those items. Due to agreements in place, price adjustments could not be made in time to avoid a gross margin drop for the period. Prices are being adjusted as the bids come due for renewal. All prices will be adjusted before the end of the fiscal year, bringing margins on those items back into line. Other items affecting gross margin were the sales of nacho cheese to a large food service distributor at a low margin defined by the cheese manufacturer. Those low margin (8%) sales totaled $13,000 for the quarter and $37,000 for the nine month period but have ceased and will not be continued.

Operating expenses in the three month period ended June 30, 2003, increased $16,841 to $127,864 from $161,969 in the year ago period. The largest factors in the increased expenses were accounting fees which were up $6,500 in the quarter and $30,555 for the nine months. Accounting fees increased as a result of the spin-off. An additional delivery driver was added early in the year and removed in the third quarter which added $13,254 to wages.

Net income for the fiscal quarter ended Mar 31, 2003 decreased $42,054 to $(10,495) from $31,559 due to the decrease in gross margin and increase in expenses. Diluted earnings per share went to $0.02 from $(0.01) in the year ago period.

Revenues for the nine month period ended June 30, 2003 increased to $1,463,185 from $1,341,162 last year. Revenue increases were a result of the rebounding Las Vegas tourism. Increases were a result of higher volume not a increase in prices. Increases in volume were approximately equal in all categories of items sold.

Cost of goods sold increased by 3.6% of sales due to the above price issues and discontinued low margin sales.

Operating expenses in the nine month period ended June 30, 2003, increased $68,291 to $410,588 from $342,297 in the year ago period. Responsible for the overall increase in expenses were accounting fees of $30,555. Unusual or non-recurring increases include the increase in wages of $13,254 for a temporary delivery driver and delivery vehicle repair expense increases of $9,563.

Net income for the nine month period ended June 30, 2003. decreased $64,331 to $556 from $64,887. Diluted earnings per share went to $0.00 from $0.03 in the year ago period.


LIQUIDITY AND CAPITAL RESOURCES

The Company has access to $100,000 in traditional lines of credit which should be more than sufficient to see the Company through it's growth. The Company had not made any material commitments for capital expenditures as of Aug 13, 2003 and believes it has sufficient cash resources to meet its needs.


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

Date: Aug 14, 2003                          FUN CITY POPCORN, INC


                                            /s/  RICHARD FALK
                                            ------------------------------------
                                                 Richard Falk
                                                 Director and President

CERTIFICATION

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

Date:  Aug 14, 2003
                                            /s/  Richard Falk
                                            ----------------------------------
                                                 Richard Falk,
                                                 Chief Executive Officer and
                                                 President