Form 10QSB/A
period 2003-03-31
FUN CITY POPCORN INC
filed 2003-11-19
CIK 1144062

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB/A
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
               ACT OF 1934, for the quarter ended March 31, 2003.


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

                                       7

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS


The Company's revenues are derived principally from the sale and distribution of food products. Revenues for the fiscal quarter ended Mar 31, 2003, increased to $522,879 from $464,418 in the same period last year. Revenue increases were a result of the Las Vegas economy improving from its post 911 lows. Las Vegas room occupancy rates reflect directly on sales of items in casino gift shops and convenience stores in the area. While some price increases in candy items have taken effect the bulk of the sales revenue increases were a direct result of the increase in tourism in Las Vegas. Increases in sales were consistent across product lines.

Cost of goods sold increased by 3.5% of sales due to increases in the cost of candy during the period. Of the 400 items that the company sells candy accounts for more than 70% of those items. Due to agreements in place, price adjustments could not be made in time to avoid a gross margin drop for the period. Prices are being adjusted as the bids come due for renewal. All prices will be adjusted before the end of the fiscal year, therefore this reduction of gross margin should not be a recurring trend.


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

     None

Item 5. Other information

     None

Item 6. Exhibits and Reports on Form 8 - K

          (a) Exhibits

               31 Certification of CEO Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               32 Certification of CEO Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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