Form 10KSB
period 2003-09-30
FUN CITY POPCORN INC
filed 2004-01-12
CIK 1144062

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the fiscal year ended September  30,  2003

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the  transition  period from  __________  to __________

     Commission File No. 0-4289


                               TONE PRODUCTS, INC.
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

     As of December 19 , 2003, 1,891,579 shares of the Registrant's $.01 par value Common Stock were outstanding. As of December 19, 2002, the market value of the Registrant's $.01 par value Common Stock was $189,157.90.


Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

     The registrant's revenues for its most recent fiscal year were $1,948,134

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

SALE OF ASSETS AND OPERATIONS

On September 30, 2003 the Registrant entered into an agreement to sell substantially all of its assets to Fun City Foods, Inc., a non affiliated Nevada corporation, for a purchase price of approximately $447,500, net of accounts receivable, which are to be retained by the Registrant for collection and the assumption of certain Company debt valued at approximately $150,000 and accounts payable valued at $69,000. The transaction was closed in escrow on September 30, 2003, pending shareholder approval at a shareholders' meeting anticipated to be held within the next 60 to 90 days. The purchasers are currently operating the business. As a part of the transaction, the Registrant's principal shareholders agreed to vote to approve the sale, and therefore it is unlikely that shareholder approval will be denied.

The assets sold included the equipment, inventory, trade name, facilities and all other assets associated with the Registrant's snack food business.


BUSINESS OPERATIONS

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

     The Company's customers include Las Vegas hotel/casinos along with schools, independent supermarkets, prisons and concessionaires. The Company's concessionaire customers include such national companies as Host Marriott, Aramark and W.H. Smith which account in the aggregate for approximately 5% of its business. No one customer accounted for 10% or more of the Company's revenue for the years ended September 30, 2003 or 2002. The Company's in-house salesmen call upon customers and prospective customers in the Las Vegas metropolitan area on a regular basis. The Company also uses telemarketing and direct mail to market its products.

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

TRADE NAMES AND TRADEMARKS

     The Company has trademarked its "Players Choice" and "Sunburst" brand names for popcorn and cookies. There can be no assurance that the Company's trademarks or trade names will not be copied or challenged by others.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     The Company's common stock is traded on the OTC Electronic Bulletin Board
(EBB), under the symbol FNCP.

     The following table sets forth for the quarters indicated the range of high and low bid prices of the Company's Common Stock on the EBB.

                                              Bid Price
                                           ----------------
By Quarter Ended:                          High        Low
-----------------                          ----        ---
September 30, 2003 ...............         $0.08      $0.08
June 30, 2003.....................         $0.08      $0.08
March 31, 2003 ...................         $0.07      $0.07
December 2002 ....................         $0.07      $0.07


     As of November 30, 2003, the Company had approximately 500 beneficial holders of its Common Stock.

Dividend Policy

     The Company has never paid cash dividends on its Common Stock and intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other conditions.

Description of Securities

Common Stock

     The Company is authorized to issue 10,000,000 shares of common stock, $.01 par value per share, and 5,000,000 shares of preferred stock, $.01 par value per share. As of September 30, 2003, 1,891,579 shares of common stock were outstanding. No preferred stock is currently outstanding.

     (a) Common Stock.

     All shares of common stock have equal voting rights and are not assessable. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company. Upon liquidation, dissolution or winding up of the Company, the assets of the Company, after the payment of liabilities, will be distributed pro rata to the holders of the common stock. The holders of the common stock do not have preemptive rights to subscribe for any securities of the Company and have no right to require the Company to redeem or purchase their shares. The shares of common stock currently outstanding are validly issued, fully paid and non-assessable.

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

ITEM 6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
--------------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

General

Result of operations for the year ended September 30, 2003 compared to year ended September 30, 2002.

     The following discussion of the Company's financial condition and results of operations for the years ended September 30, 2003 and 2002 should be read in conjunction with the Company's financial statements, the notes related thereto and the other financial data included elsewhere in this Registration Statement.

     On September 30, 2003, the Company entered into an agreement with a non-affiliated party, Fun City Foods, Inc. (the "buyer"), to sell substantially all of its operating assets. The sale has been approved by the Board of Directors subject to shareholder approval and is expected to be completed by March 31, 2004. The buyer will pay cash of $447,500 for all of the assets of the Company (excluding cash, accounts receivable, and one vehicle) and will assume certain Company debt valued at approximately $150,000 and pay accounts payable that are less than 30 days old valued at $69,000. The following assumes that the Company's operations will be discontinued.

     The Company's sales are derived principally from the sale and distribution of snack products into the Las Vegas area. Sales of snack food products for the year ended September 30, 2003 were $1,948,134, up $197,307, or 11.2%, from
$1,750,827 in 2002. Revenue increases were a result of the Las Vegas economy improving from its post 911 lows. Las Vegas room occupancy rates reflect directly on sales of items in casino gift shops and convenience stores in the area. While some price increases in candy items have taken effect the bulk of the sales revenue increases were a direct result of the increase in tourism in Las Vegas. Increases in sales were consistent across product lines.

     Cost of goods sold increased by 3.6% of sales due to increases in the cost of candy during the period. Of the 400 items that the Company sells, candy accounts for more than 70% of those items. Due to agreements in place, price adjustments could not be made in time to avoid a gross margin drop for the period. Prices have been adjusted as the bids have come due for renewal. This reduction of gross margin should not be a recurring trend.

     Gross profit decreased $19,818, or 3.6%, to $424,130 in 2003 from $443,948 in 2002. As a percent of sales, gross profit decreased to 25.3% in 2003 from 25.4% in 2002.

     Operating expenses for the year ended September 30, 2003 were $438,064, compared to $352,280 for 2002, a increase of $85,784, or 24.3%. Operating expenses as a percentage of sales were 22.4% and 20.1% for 2003 and 2002, respectively. Increases in operating expenses resulted from increases in legal and accounting expenses. Vehicle repair expense also increased.

     Interest expense totaled $8,017 for 2003 and $10,978 in 2002.

     Net income (loss) amounted to $(15,921), or $(0.008) per share, for the year ended September 30, 2003 compared to $58,110, or $0.03 per share, for 2002.

TRENDS

Assuming the sale is completed, the Company will not have any operating assets, the funds generated from the sale of the business will be redeployed in another business or distributed to the Company's stockholders on a pro rata basis based upon their share ownership.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has sufficient cash on hand to meet its obligations.

     There were no significant capital expenditures in 2003. There are no significant capital expenditures planned in 2004.

     Cash amounted to $51,022 at year end 2003. Cash provided by operating activities amounted to $94,138 in 2002.

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


ITEM 7.  FINANCIAL STATEMENTS

                        ---------------------------------

                             Fun City Popcorn, Inc.

                              Financial Statements

                      As of September 30, 2003 and 2002 and
        For Each of the Two Years in the Period Ended September 30, 2003

                             Fun City Popcorn, Inc.

                        Index to the Financial Statements

                      As of September 30, 2003 and 2002 and
        For Each of the Two Years in the Period Ended September 30, 2003
--------------------------------------------------------------------------------




Report of Independent Auditors ..............................................F-1

Financial Statements of Fun City Popcorn, Inc.:


      Balance Sheets, September 30, 2003 and 2002............................F-2


      Statements of Operations For Each of the Two Years in the
        Period Ended September 30, 2003......................................F-3


      Statements of Shareholders' Equity For Each of the Two Years in
        the Period Ended September 30, 2003..................................F-4


      Statements of Cash Flows For Each of the Two Years in the
        Period Ended September 30, 2003......................................F-5


Notes to the Financial Statements............................................F-6

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors
Fun City Popcorn, Inc.


We have audited the accompanying balance sheets of Fun City Popcorn, Inc. as of September 30, 2003 and 2002 and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fun City Popcorn, Inc. as of September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.






/s/  Kelly & Company
-----------------------------
     Kelly & Company
     Costa Mesa, California


December 23, 2003



                                       Fun City Popcorn, Inc.

                                           Balance Sheets

                                  As of September 30, 2003 and 2002
--------------------------------------------------------------------------------------------------


                                               ASSETS

                                                                           2003           2002
                                                                        -----------    -----------
Current assets:
      Cash and equivalents                                              $    36,124    $    51,022
      Income tax receivable                                                  12,509           --
      Deferred tax asset                                                      9,607          3,377
      Net assets of discontinued operations and net assets held
        for sale (Note 14)                                                  200,333        237,602
                                                                        -----------    -----------

           Total current assets                                             258,573        292,001
      Property and equipment, net                                            22,756           --
                                                                        -----------    -----------

Total assets                                                            $   281,329    $   292,001
                                                                        ===========    ===========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Income tax payable                                                       --      $    13,786
      Notes payable, current maturities                                 $     8,955           --
      Amounts due to related party                                            6,000           --
                                                                        -----------    -----------

           Total current liabilities                                         14,955         13,786


Deferred tax liability, noncurrent                                            4,777          4,808
Notes payable, net of current maturities                                     10,449           --
Amounts due to related party                                                   --            6,338
                                                                        -----------    -----------

Total liabilities                                                            30,181         24,932
                                                                        -----------    -----------

Commitments and contingencies

Shareholders' equity:
      Preferred stock; $0.01 par value; 5,000,000 shares
        authorized; no shares issued and outstanding at
        September 30, 2003 and  2002, respectively                             --             --
      Common stock; $0.01 par value; 10,000,000 shares
        authorized; 1,891,579 shares issued and outstanding at
        September 30, 2003 and 2002, respectively                            18,916         18,916
      Additional paid-in capital (Note 12)                                  263,821      1,077,220
      Accumulated deficit since December 31, 2002 in
        connection with  a quasi-reorganization (Note 12)                   (31,589)          --
      Accumulated deficit prior to the quasi-reorganization (Note 12)          --         (829,067)
                                                                        -----------    -----------

Total shareholders' equity                                                  251,148        267,069
                                                                        -----------    -----------


Total liabilities and shareholders' equity                              $   281,329    $   292,001
                                                                        ===========    ===========


              The accompanying notes are an integral part of the financial statements.

                                                F-2



                                  Fun City Popcorn, Inc.

                                 Statements of Operations

             For Each of the Two Years in the Period Ended September 30, 2003
------------------------------------------------------------------------------------------


                                                                   2003           2002
                                                                -----------    -----------

Continuing operations:
      Depreciation expense                                      $     5,109           --
                                                                -----------    -----------

           Loss from continuing operations                           (5,109)          --

      Interest expense - related party                               (6,000)   $    (6,338)
                                                                -----------    -----------

      Loss from continuing operations before income tax
          benefit                                                   (11,109)        (6,338)
      Income tax benefit                                              3,052          1,711
                                                                -----------    -----------

Loss from continuing operations                                      (8,057)        (4,627)

Discontinued operations:
Income (loss) from discontinued operations, net of
  income tax benefit (provision) of $2,978 and $(23,204)             (7,864)        62,737
                                                                -----------    -----------

Net income (loss)
                                                                $    (15,921)  $    58,110
                                                                ===========    ===========


Earnings (loss) per common share, basic and diluted:


      Loss from continuing operations                           $    (0.004)   $    (0.002)


      Income (loss) from discontinued operations                     (0.004)         0.033
                                                                -----------    -----------


Income (loss) per common share outstanding, basic and diluted   $    (0.008)   $     0.031
                                                                ===========    ===========


Weighted average common shares outstanding, basic and diluted     1,891,579      1,891,579
                                                                ===========    ===========


         The accompanying notes are an integral part of the financial statements.

                                           F-3



                                                      Fun City Popcorn, Inc.

                                                 Statements of Shareholders' Equity

                                  For Each of the Two Years in the Period Ended September 30, 2003
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                          Additional
                                   Preferred     Preferred       Common        Common       Paid in      Accumulated
                                     Shares        Stock         Shares        Stock        Capital        Deficit         Total
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------
Balance, September 30, 2001              --            --       1,891,579   $    18,916   $ 1,077,220    $  (887,177)   $   208,959

   Net income                            --            --            --            --            --           58,110         58,110
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance, September 30, 2002              --            --       1,891,579        18,916     1,077,220       (829,067)       267,069

   Net income prior to the
     quasi-reorganization                --            --            --            --            --           15,668         15,668
   Quasi reorganization
     (Note 12)                           --            --            --            --        (813,399)       813,399           --
   Net loss subsequent to the
     quasi-reorganization                --            --            --            --            --          (31,589)       (31,589)
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------


Balance, September 30, 2003              --            --       1,891,579   $    18,916   $   263,821        (31,589)   $   251,148
                                  ===========   ===========   ===========   ===========   ===========    ===========    ===========



                              The accompanying notes are an integral part of the financial statements.

                                                                F-4



                             Fun City Popcorn, Inc.

                            Statements of Cash Flows

        For Each of the Two Years in the Period Ended September 30, 2003
-----------------------------------------------------------------------------------



                                                                 2003        2002
                                                               --------    --------
Cash flows provided by (used in) operating activities:

      Net income (loss)                                        $(15,921)   $ 58,110
      Add loss (deduct income) from discontinued operations       7,864     (62,737)
                                                               --------    --------

      Net loss from continuing operations                        (8,057)     (4,627)

      Adjustments to reconcile the income (loss) to net
      cash provided by
      operating activities:
           Depreciation                                           5,109        --
           Increase in assets:
               Income tax receivable                            (12,509)       --
               Deferred tax asset                                (6,230)       --
                                                               --------    --------

      Net cash used in activities of continuing operations      (21,687)     (4,627)
      Net cash provided by operating activities of
        discontinued operations                                  20,686      98,765
                                                               --------    --------
Cash provided by (used in) operating activities                  (1,001)     94,138
                                                               --------    --------
Cash flows provided by (used in) investing activities:
      Purchase of property and equipment                        (27,866)       --
                                                               --------    --------
      Net cash used in investing activities of continuing
        operations                                              (27,866)       --
      Net cash provided by (used in) investing activities of
        discontinued operations                                  21,940     (17,437)
                                                               --------    --------
Cash used in investing activities                                (5,926)    (17,437)
                                                               --------    --------
Cash flows used in financing activities:
      Payment on the notes payable                               (7,462)       --
                                                               --------    --------
      Net cash used in financing activities of continuing
        operations                                               (7,462)       --
      Net cash used in financing activities of discontinued
        operations                                                 (509)    (72,293)
                                                               --------    --------
Cash used in financing activities                                (7,971)    (72,293)
                                                               --------    --------
Net increase (decrease) in cash                                 (14,898)      4,408
Cash at beginning of period                                      51,022      46,614
                                                               --------    --------
Cash at end of period                                          $ 36,124    $ 51,022
                                                               ========    ========

                Supplemental Disclosure of Cash Flow Information

Interest paid - third parties                                  $  2,017    $  4,640
Income taxes paid                                                  --          --


      The accompanying notes are an integral part of the financial statements.

                                         F-5

                             Fun City Popcorn, Inc.

                        Notes to the Financial Statements

                        As of September 30, 2003 and 2002
        For Each of the Two Years in the Period Ended September 30, 2003
--------------------------------------------------------------------------------


1.   Description of the Company's Business
     -------------------------------------

     Fun City Popcorn, Inc. (a Nevada corporation) (the "Company"), engages in the wholesale distribution of food products in the beverage and snack categories in Nevada.


     In June 2001, the board of directors of the Company's then parent, Tone Products, Inc. (an Arkansas corporation) ("Tone"), voted to distribute all of its shares of Fun City Popcorn, Inc. ("Fun City") on a pro rata basis to Tone's shareholders. As a result, effective September 30, 2001, the Company was no longer a wholly owned subsidiary of Tone.


2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Critical Accounting Policies

     The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the financial statements and accompanying notes. This note includes the significant accounting policies and methods used in the preparation of the financial statements. We consider the accounting policies described below to be our critical accounting policies. These critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the financial statements and actual results could differ materially from the amounts reported based on these policies.


     Recognition of Revenue

     Revenues are recognized when the Company's products are shipped. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recorded.


     Cash and Equivalents

     The Company invests portions of its excess cash in highly liquid investments. Cash and equivalents include time deposits and commercial paper with original maturities of three months or less. The Company has no requirements for compensating balances. The Company maintains cash balances in accounts, none of which exceeded the federally insured limits at September 30, 2003 and 2002.

                             Fun City Popcorn, Inc.

                        Notes to the Financial Statements

                        As of September 30, 2003 and 2002
        For Each of the Two Years in the Period Ended September 30, 2003
--------------------------------------------------------------------------------


2.   Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on the first in - first out method of valuation. The Company's management monitors inventories for excess, obsolete, and calendar date sensitive items and makes necessary valuation corrections when such adjustments are required. The Company recognized no inventory obsolescence and slow moving expense for the year ended September 30, 2003 and $8,874 of inventory obsolescence for the year ended September 30, 2002.


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

                                                             Estimated
                                                            Useful Lives
                                                            ------------

          Property and equipment                            5 - 10 years
          Furniture and fixtures                             5 - 7 years
          Vehicles                                           3 - 7 years
          Leasehold improvements                                 5 years

     Impairment of Long Lived Assets

     The Company has periodically evaluated its long lived assets for potential impairment. When circumstances indicated that the carrying amount of an asset was not recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss was recognized. In the year ended September 30, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, issued by the Financial Accounting Standards Board ("FASB") for accounting for the impairment or the disposal of long-lived assets (Note 2
     - New Accounting Pronouncements).

     Income Taxes

     The Company accounts for deferred income taxes using the liability method. Deferred income taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. The net difference between tax expense and taxes currently

                             Fun City Popcorn, Inc.

                        Notes to the Financial Statements

                        As of September 30, 2003 and 2002
        For Each of the Two Years in the Period Ended September 30, 2003
--------------------------------------------------------------------------------


2.   Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     Income Taxes, Continued

     payable is reflected in the balance sheet as deferred taxes. Deferred tax assets and/or liabilities are classified as current and noncurrent based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability.

     Advertising Costs

     Advertising costs are expensed as they are incurred. Advertising expense was $710 and $1,589 for the years ended September 30, 2003 and 2002, respectively.

     Shipping and Handling Costs

     Shipping and handling costs are included in selling, general and administrative expenses and amounted to $176,360 and $153,047 for the years ended September 30, 2003 and 2002, respectively.

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

     Financial Statement Reclassification

     Certain amounts within the September 30, 2002 financial statements have been reclassified in order to conform to the September 30, 2003 financial statement presentation.

     New Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the requirements of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, to recognize an impairment loss if the impairment loss of the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 modifies SFAS No. 121 in that it eliminates the requirement to allocate goodwill to long-lived assets to be tested for

                             Fun City Popcorn, Inc.

                        Notes to the Financial Statements

                        As of September 30, 2003 and 2002
        For Each of the Two Years in the Period Ended September 30, 2003
--------------------------------------------------------------------------------


2.   Summary of Significant Accounting Policies, Continued

     New Accounting Pronouncements, Continued

     impairment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and early adoption is encouraged. The Company adopted SFAS No. 144 effective October 1, 2002. As the Company is in the process of selling substantially all of its operating assets, there was no adverse impact that resulted from the Company's adoption of SFAS No. 144 during the year ended September 30, 2003.


     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities , which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which previously governed the accounting treatment for restructuring activities. SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. As the Company is in the process of selling substantially all of its operating assets, there was no adverse impact that resulted from the Company's adoption of SFAS No. 146 during the year ended September 30, 2003.


3.   Accounts Receivable - Trade


     At September 30, 2003 and 2002, accounts receivable - trade, net was comprised of the following:

                                                            2003         2002
                                                         ---------    ---------

       Accounts receivable - trade                       $ 144,418    $ 127,561
           Less: reserve for uncollectible accounts
           receivable                                       (7,962)      (9,517)
                                                         ---------    ---------

        Accounts receivable - trade, net                 $ 136,456    $ 118,044
                                                         =========    =========


     In the agreement to sell substantially all of the Company's operating assets, the accounts receivable were retained by the Company. The balance of accounts receivable is included in net assets of discontinued operations and net assets held for sale (Note 14).

                             Fun City Popcorn, Inc.

                        Notes to the Financial Statements

                        As of September 30, 2003 and 2002
        For Each of the Two Years in the Period Ended September 30, 2003
--------------------------------------------------------------------------------


4.   Inventory
     ---------

     At September 30, 2003 and 2002, inventory, net was comprised of the following:

                                                         2003            2002
                                                      ---------       ---------

       Finished goods inventory                       $ 285,073       $ 233,854
           Less: reserve for inventory obsolescence        --            (8,874)
                                                      ---------       ---------

           Inventory, net                             $ 285,073       $ 224,980
                                                      =========       =========


     During the year ended September 30, 2002, the Company disposed of $15,978 of obsolete inventory, which had been identified and reserved for in a prior year. The inventory was included in the agreement to sell substantially all of the Company's operating assets and is included in the net assets of discontinued operations and net assets held for sale (Note
     14).


5.   Property and Equipment
     ----------------------

     At September 30, 2003 and 2002, property and equipment consisted of the following:

                                                        2003            2002
                                                      ---------       ---------

       Continuing operations:
           Vehicle                                    $  27,866           --
              Less: accumulated depreciation             (5,109)          --
                                                      ---------       ---------

       Continuing operations - vehicle, net              22,757           --
                                                      ---------       ---------


       Discontinued operations:
           Equipment                                    283,852       $ 278,925
           Furniture and fixtures                        17,340          17,340
           Vehicles                                      64,141          64,141
           Leasehold improvements                          --              --
                                                      ---------       ---------

                                                        365,333         360,406
              Less: accumulated depreciation           (334,036)       (307,939)
                                                      ---------       ---------

       Discontinued operations - property and
           equipment, net                                31,297          52,467
                                                      ---------       ---------


       Total property and equipment, net             $   54,054       $  52,467
                                                     ==========       =========


     In the agreement to sell substantially all of the Company's operating assets, the Company retained one vehicle and the related secured debt, which are included in the net assets of discontinued operations and net assets held for sale (Note 14).

                             Fun City Popcorn, Inc.

                        Notes to the Financial Statements

                        As of September 30, 2003 and 2002
        For Each of the Two Years in the Period Ended September 30, 2003
--------------------------------------------------------------------------------


5.   Property and Equipment, Continued
     ---------------------------------

     Depreciation expense for the years ended September 30, 2003 and 2002 was $31,206 and $30,541, respectively.

6.   Line of Credit - Bank
     ---------------------
                                                             2003        2002
                                                          --------     --------


At September 30, 2003 and 2002, the Company had an
operating line of credit with a bank ("line of
credit") with a maximum amount of $100,000
available, collateralized by all of the Company's
assets (with a net carrying amount of
approximately $281,329 at September 30, 2003). At
September 30, 2003, predicated upon an asset-based
formula, the maximum borrowable amount available
on the line of credit was $100,000. The line of
credit had a weighted average interest rate of
4.12 % and 4.6% for the years ended September 30,
2003 and 2002, respectively. The line of credit
was rewritten in February 2003 and was to expire
in February 2004. Subsequent to the year end,
September 30, 2003, the line of credit was paid in
full and the Company's assets released from the
collateralization lien. The payment of the line of
credit and the release of lien were done in
conjunction with the sale of the Company's
operating business (Note 8, 14 and 15). This line
of credit is included in the net assets of
discontinued operations and net assets held for
sale (Note 14).                                           $ 49,829     $ 50,000
                                                          ========     ========

7.   Note Payable
     ------------

      At September 30, 2003, note payable is the following:

      Collateralized

Note payable to a bank, collateralized by the
vehicle purchased. No interest was charged on the
note. Subsequent to year end, September 30, 2003,
the line of credit was paid in full and the
Company's assets released from the
collateralization lien. The payment of the note
payable and the release of lien were done in
conjunction with the sale of the Company's
operating business (Notes 14 and 15).                           $  19,404
           Less: current maturities                                (8,955)
                                                                ---------
      Long term portion of notes payable                        $  10,449
                                                                =========

                             Fun City Popcorn, Inc.

                        Notes to the Financial Statements

                        As of September 30, 2003 and 2002
        For Each of the Two Years in the Period Ended September 30, 2003
--------------------------------------------------------------------------------


7.   Note Payable, Continued

     Interest expense during the years ended September 30, 2003 and 2002 was $8,017 and $10,798, respectively.


8.   Related Party Transactions


     Amount Due to Related Party

     As of September 30, 2003 and 2002, the Company had amounts due to Tone (a related party) of $106,000 and $106,338, respectively. Both the Company and Tone informally (without documentation) agreed that the unpaid principal plus accrued interest would be due on or before September 30, 2004. The amount was unsecured and interest was calculated at a fixed rate of 6.00% per annum. Tone is a related party, as both Tone and the Company are under the control of two brothers who collectively own more than 50% of the voting shares of each company. Subsequent to year end, September 30, 2003, the amount due to Tone was paid in full and the Company's assets released from the collateralization lien. The payment of the amounts due to Tone and the release of lien were done in conjunction with the sale of the Company's operating business (Notes 14 and 15).The balance of amount due related party is included in net assets of discontinued operations and net assets held for sale (Note 14).

     Related Party Lending

     Subsequent to the year ended September 30, 2003, Tone loaned $150,000 to Fun City Foods, Inc. (the "buyer") who purchased substantially all of the operating assets of the Company. These funds were utilized by the buyer in the sale transaction (Notes 14 and 15) to satisfy the amount due to related party (Tone) (Note 8) and to satisfy the Company's line of credit to the bank (Note 6).

9.   Income Taxes

     At September 30, 2003 and 2002, the components of the provision for income taxes are:

                                                          2003           2002
                                                        ---------      --------
           Current tax expense (benefit):
               Federal                                  $  (6,668)     $ 13,786
               State                                         --            --
                                                        ---------      --------
                                                           (6,668)       13,786
                                                        ---------      --------
           Deferred tax expense:
               Federal                                        638         6,527
               State                                         --           1,180
                                                        ---------      --------
                                                              638         7,707
                                                        ---------      --------

           Total provision (benefit) for income taxes   $  (6,030)     $ 21,493
                                                        =========      ========

                             Fun City Popcorn, Inc.

                        Notes to the Financial Statements

                        As of September 30, 2003 and 2002
        For Each of the Two Years in the Period Ended September 30, 2003
--------------------------------------------------------------------------------


9.   Income Taxes, Continued


     The total provision (benefit) for income taxes is comprised of the following on the Statements of Operations at September 30, 2003 and 2002:

                                                             2003        2002
                                                           --------    --------
           Continuing operations:
               (Benefit) for income taxes                  $ (3,052)   $ (1,711)
           Discontinued operations:
                (Benefit) provision for income taxes         (2,978)     23,204
                                                           --------    --------

           Total (benefit) provision for income taxes      $ (6,030)   $ 21,493
                                                           ========    ========

     Significant components of the Company's deferred income tax assets and liabilities at September 30, 2003 and 2002 are as follows:

                                                               2003        2002
                                                           --------    --------

           Deferred income tax (asset) liability:

               Net operating loss carryforward             $ (6,899)       --
               Accrued related party interest                (2,040)   $ (1,163)
               Inventory                                       --        (1,629)
               Accounts receivable                           (2,707)     (1,747)
                                                           --------    --------

           Total deferred income tax asset                  (11,646)     (4,539)
               Valuation allowance                             --          --
                                                           --------    --------

           Net deferred income tax asset                    (11,646)     (4,539)
                                                           --------    --------


           Deferred income tax liability:

               Depreciation                                   6,816       5,970
                                                           --------    --------

           Total deferred income tax liability                6,816       5,970
                                                           --------    --------


           Net deferred income tax (asset) liability       $ (4,830)   $  1,431
                                                           ========    ========


     The net deferred income tax (asset) liability is comprised of the following as reported on the Balance Sheets as of September 30, 2003 and 2002:

                                                               2003        2002
                                                           --------    --------
           Deferred tax assets
                                                           $ (9,607)   $ (3,377)
           Deferred tax liability, noncurrent                 4,777       4,808
                                                           --------    --------

           Net deferred income tax (asset) liability       $ (4,830)   $  1,431
                                                           ========    ========

                             Fun City Popcorn, Inc.

                        Notes to the Financial Statements

                        As of September 30, 2003 and 2002
        For Each of the Two Years in the Period Ended September 30, 2003
--------------------------------------------------------------------------------


9.   Income Taxes, Continued
     -----------------------

     Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

                                                     2003           2002
                                                   --------       --------

           Tax expense at U.S. statutory rate         (34.0) %        18.4 %
           Non deductible expenses                      0.9            0.1
           Effect of change in tax rate                 5.6            8.5
                                                   --------       --------

           Effective income tax rate                  (27.5) %        27.0 %
                                                   ========       ========


     The federal net operating loss carryforward as of September 30, 2003 is $20,290. The net operating loss carryforward will begin to expire in 2023.


10.  Disclosures about Fair Values of Financial Instruments
     ------------------------------------------------------

     The estimated fair value amounts of all financial instruments on the Company's September 30, 2003 and 2002 balance sheets, which are held for nontrading purposes, have been determined by using available market information and appropriate valuation methodologies.

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

                             Fun City Popcorn, Inc.

                        Notes to the Financial Statements

                        As of September 30, 2003 and 2002
        For Each of the Two Years in the Period Ended September 30, 2003
--------------------------------------------------------------------------------


11.  Commitments and Contingencies
     -----------------------------

     Facilities Lease Agreement

     The Company leases its facility on an operating lease with future minimum lease payments at September 30, 2003, as follows:

           2004                                            $   66,656
           2005                                                68,468
           2006                                                46,552
           2007                                                  --
           2008 and thereafter                                   --
                                                           ----------

           Total future minimum lease payments             $  181,676
                                                           ==========

     Rental expense was $82,397 and $79,827 during the years ended September 30, 2003 and 2002, respectively.

     Concentration of Credit Risk

     Financial instruments, which potentially subjected the Company to concentrations of credit risk, consist primarily of accounts receivable - trade. The Company in the past sold products to private and public companies in the food services industry, certain governmental entities, and public institutions primarily within a 300 mile radius of its location. Exposure to losses on accounts receivable was principally dependent on the individual customer's financial condition, as credit sales were not collateralized. The Company monitored its exposure to credit losses and recognized reserves for those accounts receivable that it deems to be not collectible. One customer accounted for more than 10% of the accounts receivable at September 30, 2003 and no single customer accounted for more than 10% of accounts receivable at September 30, 2002 or of the revenues for the years then ended. The Company retained its accounts receivable when it entered into an agreement that will result in substantially all of its operating assets being sold. The Company is in the process of collecting them. As of December 23, 2003, $127,977 or 94% of the accounts receivable - trade as of September 30, 2003 have been collected.

     Concentration of Vendors

     There were one and two vendors who individually exceeded 10% of the Company's purchases in the years ended September 30, 2003 and 2002, respectively. In total they represented 23% and 31% of the Company's purchases for the years ended September 30, 2003 and 2002, respectively. The products provided by the vendors are available from multiple sources, and there would be no disruption in operations if either of the vendors were unable to service the Company.



                             Fun City Popcorn, Inc.

                        Notes to the Financial Statements

                        As of September 30, 2003 and 2002
        For Each of the Two Years in the Period Ended September 30, 2003
--------------------------------------------------------------------------------


12.  Elimination of the Accumulated Deficit in Shareholders' Equity
     --------------------------------------------------------------

     On December 31, 2002 as a result of the Company's board of director's approval of the plan of informal quasi-reorganization, the accumulated deficit amount that was present in the shareholders' equity section of its balance sheet was eliminated. This readjustment was accomplished in accordance with the laws of the state of Nevada. A portion of the Company's then additional paid-in capital was used to eliminate in its entirety the then current accumulated deficit of $813,399. Retained earnings or accumulated deficit shown on the balance sheet for the next ten years, or for a relevant period if shorter, will reflect activity beginning as of December 31, 2002. The accumulated deficit that was eliminated as of December 31, 2002, in its entirety represented results of operations that occurred prior to the spin-off of the Company from its former parent, Tone
     Products, Inc. on September 30, 2001. The accumulated deficit at the date of the quasi-reorganization in large part resulted from the amortization over time and then the eventual impairment of goodwill that arose from the Company's acquisition by Tone

13.  Earnings (Loss) Per Share

     Basic earnings (loss) per share for continuing and discontinued operations has been computed by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the year. There are no potentially dilutive securities that must be considered for the periods presented.


     The computation of basic and diluted earnings (loss) per common share at September 30, 2003 and 2002 is as follows:

                                                                     2003              2002
                                                                 ------------      ------------
       Basic and diluted earnings (loss) per common share:

           Net income (loss) (numerator)                         $    (15,921)     $     58,110
           Weighted average shares outstanding
            (denominator)                                           1,891,579         1,891,579
                                                                 ------------      ------------

       Earnings (loss) per common share, basic and diluted:

           Loss from continuing operations                       $     (0.004)     $     (0.002)
           Income (loss) from discontinued operations                  (0.004)            0.033
                                                                 ------------      ------------

       Income (loss) per common share outstanding,
         basic and diluted                                       $     (0.008)     $      0.031
                                                                 ============      ============

                                              F-16

                             Fun City Popcorn, Inc.

                        Notes to the Financial Statements

                        As of September 30, 2003 and 2002
        For Each of the Two Years in the Period Ended September 30, 2003
--------------------------------------------------------------------------------


14.  Discontinued Operations and Net Assets Held for Sale
     ----------------------------------------------------

     On September 30, 2003, the Company entered into an agreement with a non-affiliated party, Fun City Foods, Inc. (the "buyer"), to sell substantially all of its operating assets. The sale has been approved by the Board of Directors subject to shareholder approval and is expected to be completed by March 31, 2004. The buyer will pay cash of $447,500 for all of the assets of the Company (excluding cash, accounts receivable, and one vehicle) and will assume certain Company debt valued at approximately $150,000 and pay accounts payable that are less than 30 days old valued at $69,000.


     Assets and liabilities included in discontinued operations and net assets held for sale were comprised of the following at September 30, 2003:

                                                               September 30,
                                                             2003        2002
                                                          ---------   ---------
       Assets:
           Accounts receivable - trade
            $
            136,456
            118,044
           Finished goods inventory, net                    285,073     224,980
           Property and equipment, net                       31,297      52,467
           Other                                              8,956      12,559
                                                          ---------   ---------

                                                            461,772     408,050
                                                          ---------   ---------


       Liabilities:

           Line of credit payable                            49,829      50,000
           Accounts payable and accrued liabilities         111,620      20,448
           Related party                                    100,000     100,000
                                                          ---------   ---------

                                                            261,449     170,448
                                                          ---------   ---------


       Net assets of discontinued operations and net
         assets held for sale                             $ 200,323   $ 237,602
                                                          =========   =========


     At December 23, 2003, funds amounting to $467,387 are being held in a business brokers' escrow account until the anticipated shareholder approval has been received.


     Upon the consummation of the transaction, the Company will have no operating assets. The expected proceeds of the sale after taxes will be redeployed to another business or distributed to the Company's shareholders on a pro rata basis based upon their respective share ownership.



                             Fun City Popcorn, Inc.

                        Notes to the Financial Statements

                        As of September 30, 2003 and 2002
        For Each of the Two Years in the Period Ended September 30, 2003
--------------------------------------------------------------------------------


14.  Discontinued Operations and Net Assets Held for Sale, Continued
     ---------------------------------------------------------------

     There currently exists a dispute between the Company and the Fun City
     Foods, Inc. related to the determination of the final cash proceeds that are anticipated to be received by the Company. The amount in dispute is approximately $49,000.

     As of October 1, 2003, Fun City Foods has assumed the ongoing operations that represent substantially all of the operating assets of Fun City
     Popcorn, Inc. The Company's recourse if the sales transaction does not close is to seek recovery of its then remaining operating assets that are involved in the sale transaction and look to the funds of Fun City Foods, Inc. that are currently held in the transaction's escrow.

     As a condition of the sale transaction, the Company entered into a covenant not to compete for a period of two years from the closing date of the sale transaction wherein it will not engage in any business in the states of Nevada, Arizona, Utah, or California that would be in competition with the business of Fun City Foods, Inc. as it will exist on the closing date.

15.  Pro Forma Financial Information
     -------------------------------

      For a description of the expected sale of substantially all of the
      Company's assets, see Note 14. The pro forma information is provided to present what the Company's financial statements would look like if the sale had closed as of September 30, 2003 and absent the recognition of certain items that are now included in net assets from discontinued
      operations.
      Pro Forma Balance Sheets as of September 30, 2003:
      -------------------------------------------------
                                                           Historical                           Pro Forma
                                                          September 30,        Pro Forma       September 30,
                                                              2003            Adjustments         2003
                                                         --------------      --------------   --------------

      ASSETS:

      Current assets:
         Cash and equivalents                            $   36,124  (A)      $  447,500       $  483,624
         Accounts receivable, trade - net                   136,456               -               136,456
         Finished goods inventory, net                      285,073  (A)        (285,073)            --
         Income tax receivable                               12,509  (B)         (12,509)            --
         Deferred tax asset                                   9,607  (B)          (6,899)           2,708
         Prepaid insurance                                    3,137  (A)          (3,137)            --
                                                         ----------           ----------       ----------

             Total current assets                           482,906              139,882          622,788
      Property and equipment, net                            54,053  (A)         (31,297)          22,756
      Other assets                                            5,819  (A)          (5,819)            --
      Deferred tax asset                                       --    (B)           1,173            1,173
                                                         ----------           ----------       ----------

      Total assets                                       $  542,778           $  103,939       $  646,717
                                                         ==========           ==========       ==========

                                                   F-18



                                           Fun City Popcorn, Inc.

                                      Notes to the Financial Statements

                                      As of September 30, 2003 and 2002
                      For Each of the Two Years in the Period Ended September 30, 2003
------------------------------------------------------------------------------------------------------------


15.  Pro Forma Financial Information, Continued
     ------------------------------------------

     Pro Forma Balance Sheets as of September 30, 2003, continued:
     -------------------------------------------------------------

                                                           Historical                           Pro Forma
                                                          September 30,        Pro Forma       September 30,
                                                              2003            Adjustments         2003
                                                         --------------      --------------   --------------

     LIABILITIES AND SHAREHOLDERS' EQUITY:

     Current liabilities:
        Line of credit                                      49,829  (A)          (49,829)      $     --
        Accounts payable - trade                            95,304  (A)          (64,838)      $   30,466
        Accrued expenses                                    16,316  (A)           (4,333)          11,983
        Income taxes payable, current                         --    (B)          102,541          102,541
        Notes payable, current portion                       8,955                  --              8,955
        Amounts due to related party                       106,000  (A)         (100,000)           6,000
                                                        ----------            ----------       ----------

            Total current liabilities                      276,404              (116,459)         159,945
                                                        ----------            ----------       ----------
     Long term liabilities:
        Deferred tax liability                               4,777  (B)           (4,777)            --
        Note payable, net of current maturities             10,449                  --             10,449
                                                        ----------            ----------       ----------

     Total liabilities                                     291,630              (121,236)         170,394
                                                        ----------            ----------       ----------
     Commitments and contingencies
     Shareholders' equity:
        Preferred stock: $0.01 par value;
         5,000,000 shares authorized; no shares
         issued and outstanding at
         September 30, 2003                                   --                    --               --
        Common stock: $0.01 par value;
         10,000,000 shares authorized; 1,891,579
         shares issued and outstanding at
         September 30, 2003                                 18,916                  --             18,916
     Additional paid-in capital                            263,821                  --            263,821
     Accumulated deficit                                   (31,589) (A)          341,174
                                                             --     (B)         (115,999)         193,586
                                                        ----------            ----------       ----------

     Total shareholders' equity                            251,148               225,175          476,323
                                                        ----------            ----------       ----------

     Total liabilities and shareholders'
      equity                                            $  542,778            $  103,939       $  646,717
                                                        ==========            ==========       ==========

                                                    F-19

                             Fun City Popcorn, Inc.

                        Notes to the Financial Statements

                        As of September 30, 2003 and 2002
        For Each of the Two Years in the Period Ended September 30, 2003
--------------------------------------------------------------------------------

15.  Pro Forma Financial Information, Continued
     ------------------------------------------

     Pro Forma Journal Entries:
     --------------------------

     A.
          Cash and equivalents                      $  447,500            --
          Finished goods inventory, net                   --        $  285,073
          Prepaid insurance                               --             3,137
          Property and equipment, net                     --            31,297
          Other assets                                    --             5,819
          Line of credit                                49,829            --
          Accounts payable                              64,838            --
          Accrued expenses                               4,333            --
          Note payable, current portion                   --              --
          Amounts due to related party                 100,000            --
          Gain on disposal of business                    --           341,174




               To record the sale of substantially all of the Company's assets.


     B.

          Tax expense                               $  115,999            --
          Income tax receivable                           --        $   12,509
          Deferred tax asset                              --             5,726
          Income taxes payable, current                   --           102,541
          Deferred tax liability                         4,777            --

               To record the tax effects of the sale of substantially all of the Company's assets.



15.  Pro Forma Financial Information, Continued
     ------------------------------------------

     Pro Forma Statement of Operations as of September 30, 2003:
     -----------------------------------------------------------

     STATEMENT OF OPERATIONS:

                                                           Historical                           Pro Forma
                                                          September 30,        Pro Forma       September 30,
                                                              2003            Adjustments         2003
                                                         --------------      --------------   --------------

     Net sales                                            $ 1,948,134         $(1,948,134)            --
     Cost of goods sold                                     1,524,004          (1,524,004)            --

        Gross profit                                          424,130             424,130             --
     Operating costs and expenses                             438,064            (432,955)     $     5,109
                                                          -----------         -----------      -----------

        Income from operations                                (13,934)             (8,825)           5,109
                                                          -----------         -----------      -----------
     Other expense:
        Interest expense - related party                       (6,000)               --             (6,000)
        Interest expense - other                               (2,017)              2,017             --
                                                          -----------         -----------      -----------
        Loss before provision for income taxes                (21,951)            (10,842)         (11,109)
        Benefit (provision) for income taxes                    6,030               2,978            3,052
                                                          -----------         -----------      -----------

     Net loss                                             $   (15,921)        $    (7,864)     $    (8,057)
                                                          ===========         ===========      ===========
     Net loss per share, basic and
      diluted                                             $    (0.008)                         $    (0.004)
                                                          -----------                          -----------
     Weighted average common shares
       outstanding, basic and diluted                       1,891,579                            1,891,579
                                                          ===========                          ===========

                                                    F-21

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------
NONE


PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

Directors and Executive Officers

     The following table sets forth certain information regarding the Company's executive officers and directors:
                                                            Officer or
       Name            Age            Office                Director Since(1)
       ----            ---            ------                -----------------

Timothy E. Evon        50        Chairman of the Board        September, 2001

Thomas J. Evon         49        Director                     September, 2001

William H. Hamen       43        Director                     September, 2001

Richard Falk           57        President / CEO              October, 2001

Loyd S. Dean           67        Vice President of Sales      October, 2001

Maryann Talavera       38        Secretary                    October, 2001


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

Background

     The following is a summary of the business experience of each executive officer and director of the Company for at least the last five years:

     Timothy E. Evon has been a Director since October 2001. Mr. Evon has been President of Tone Products, Inc., since 1989 and a Director and Chairman of the Board since 1996. He is responsible for Tone Products, Inc overall operations, with emphasis upon management of production facilities and sauce operations.



     Thomas J. Evon has been a Director since October 2001. Mr. Evon has been an executive officer of Tone Products, Inc since 1989 and a Director since 1996 with principal responsibility for marketing Tone Products, Inc's products primarily to government agencies, including school districts, colleges and prisons.

      William H. Hamen has been a Director since October 2001. Mr. Hamen has been the controller of Tone Products, Inc since 1996 and was named its Secretary, Treasurer and Chief Financial Officer in November 1998 and a Director in 2000, with principal responsibility for accounting and related functions.
Previously, Mr. Hamen was an independent systems consultant.

     Richard A. Falk, age 57, has been the general manager of the Company since
June 1996. Mr. Falk was named the Company's Chief Executive Officer in October
2001.

     Lloyd S. Dean, age 67, joined the Company in October 1998 as sales manager.
Mr. Dean was named the Company's Vice President of Sales in October 2001. From
1996 to October 1998 he was an account manager for Premier Cleaners in Las
Vegas.

     Maryann Talavera, age 38, joined the Company in April 1997 as office manager and bookkeeper. Ms. Talavera was named the Company's Chief Financial
Officer in October 2001. From April 1996 to April 1997 she was office manager for Rotondi & Sons, Inc.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The following table sets forth certain information concerning compensation paid to the Company's Chief Executive Officer for the years ended September 30, 2002 and 2001.

                                   Summary Compensation Table

                                Annual                           Long Term
                             Compensation                      Compensation
                             ------------                      ------------
     Name and                      Other Annual         Awards                   All Other
Principal Position     Year     Salary      Bonus    Compensation     Options    Compensation
-------------------    ----     -------     -----    ------------     -------    ------------
Richard Falk,          2003     $52,000      $0           $0             $0          $0
President              2002     $52,000      $0           $0             $0          $0


                                              8

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth certain information as of November 30, 2003 concerning stock ownership of the Company's Common Stock by all persons known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, by each director and by all directors and officers as a group.

     Except as otherwise noted, the persons named in the table own the shares beneficially and of record and have sole voting and investment power with respect to all shares of Common Stock shown as owned by them, subject to community property laws, where applicable. Each stockholder's address is in care of Tone Products, Inc. at 2129 North 15th Street, Melrose Park, Illinois 60160. The table also reflects all shares of Common Stock which may be acquired within 60 days from the date hereof upon exercise of stock options or common stock purchase warrants.

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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     a. Exhibits:

     31 Certification of President and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification of President and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     b. Reports on Exhibit 8K: On October 1, 2003 the Company filed a Current report on form 8K reporting the sale of substantially all of its assets.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized, in Las Vegas, Nevada, on January 8, 2004.


                                            FUN CITY POPCORN, INC.



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

       Signature                        Title                        Date
       ---------                        -----                        ----

/s/  Timothy E. Evon              Chairman of the Board         January 8, 2004
------------------------          of Directors
     Timothy E. Evon


/s/  Thomas J. Evon               Director                      January 8, 2004
------------------------
     Thomas J. Evon


/s/  William H. Hamen             Director                      January 8, 2004
------------------------
     William H. Hamen


/s/  Richard A. Falk              President                     January 8, 2004
------------------------
     Richard A. Falk


/s/  Lloyd S. Dean                Vice President                January 8, 2004
------------------------
     Lloyd S. Dean


/s/  Maryann Talavera             Secretary                     January 8, 2004
-----------------------
     Maryann Talavera