Form 10QSB
period 2003-12-31
FUN CITY POPCORN INC
filed 2004-02-20
CIK 1144062

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
              ACT OF 1934, for the quarter ended December 31, 2003


                          Commission File No. 000-32947


                             FUN CITY POPCORN, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


             NEVADA                                             71-0390957
 ------------------------------                            --------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification Number)


         3211 Sunrise Avenue
          Las Vegas, Nevada                                       89101
 --------------------------------------                          --------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number:  (708) 681-3660

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

As of February 6, 2004, 1,891,579 shares of the Registrant's $.01 par value Common Stock were outstanding.

PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

Introduction

The consolidated financial statements have been prepared by Fun City Popcorn, Inc. ("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements for the year ended September 30, 2003. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

                             Fun City Popcorn, Inc.
                              Financial Statements
                                   (Unaudited)

                           As of December 31, 2003 and
      For Each of the Three Month periods Ended December 31, 2003 and 2002

                             Fun City Popcorn, Inc.
                        Index to the Financial Statements
                                   (Unaudited)

                           As of December 31, 2003 and
      For Each of the Three Month periods Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------



Financial Statements of Fun City Popcorn, Inc.:


      Balance Sheet (Unaudited), December 31, 2003............................4


      Statements of Operations (Unaudited) for Each of the Three
        Month Periods Ended December 31, 2003 and 2002........................5


      Statements of Cash Flows (Unaudited) for Each of the Three
        Month Periods Ended December 31, 2003 and 2002........................6



      Notes to the Financial Statements (Unaudited)...........................8

                             Fun City Popcorn, Inc.
                                  Balance Sheet
                                   (Unaudited)

                             As of December 31, 2003
--------------------------------------------------------------------------------


                                     ASSETS
Current assets:
Cash                                                                  $ 121,828
Income tax receivable                                                    12,509
Deferred tax asset                                                       18,407
Net assets of discontinued operations and net assets held for
sale                                                                    108,008
                                                                      ---------
Total current assets                                                    260,752
Property and equipment, net                                                --
                                                                      ---------
Total assets                                                          $ 260,752
                                                                      =========

                                  LIABILITIES


Current liabilities:
Income tax payable                                                         --
Amounts due to related party                                          $  25,404

Total current liabilities                                                25,404
Deferred tax liability, noncurrent                                        4,777
                                                                      ---------
Total liabilities                                                        30,181
                                                                      ---------
Commitments and contingencies
Shareholders' equity:
Preferred stock; $0.01 par value; 5,000,000 shares
authorized; no shares issued and outstanding at
December 31, 2003                                                          --
Common stock; $0.01 par value; 10,000,000 shares
authorized; 1,891,579 shares issued and outstanding
at December 31, 2003                                                     18,916
Additional paid-in capital                                              263,821
Accumulated deficit since December 31, 2002 in
connection with a quasi-reorganization                                  (52,166)
Accumulated deficit prior to the quasi-reorganization                      --
                                                                      ---------

Total shareholder's equity                                              230,571
                                                                      ---------

Total liabilities and shareholder's equity                            $ 260,752
                                                                      =========

                    The accompanying notes are an integral
                       part of the financial statements.



                                  Fun City Popcorn, Inc.
                                 Statements of Operations
                                       (Unaudited)

           For Each of the Three Month Periods Ended December 31, 2003 and 2002
------------------------------------------------------------------------------------------


                                                                         For the
                                                               Three-Month Periods Ended
                                                               --------------------------
                                                               December 31,   December 31,
                                                                  2003           2002
                                                               -----------    -----------
Continuing operations:
Depreciation expense                                                  --            1,277
Loss from continuing operations                                     29,377           --
Interest expense - related party                                      --            1,500
                                                               -----------    -----------

Loss from continuing operations before income
tax benefit                                                        (29,377)        (2,777)
Income tax benefit                                                   8,800            763
                                                               -----------    -----------

Loss from continuing operations                                    (20,577)        (2,014)

Discontinued operations:
Loss from discontinued operations, net of income tax
provision of $(4,281)                                                 --          (13,654)
                                                               -----------    -----------

Net loss                                                       $   (20,577)   $   (15,668)
                                                               ===========    ===========

Net loss per share, basic and diluted:
Loss from continuing operations
                                                               $    (0.011)   $     0.001)
Income (loss) from discontinued operations                            --           (0.007)
                                                               -----------    -----------

Loss per common share outstanding, basic and diluted           $    (0.011)   $    (0.008)
                                                               ===========    ===========

Basic and diluted weighted-average common shares outstanding     1,891,579      1,891,579
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

                                            5



                                  Fun City Popcorn, Inc.
                                 Statements of Cash Flows
                                   (Unaudited)

               For the Three Month Periods Ended December 31, 2003 and 2002
----------------------------------------------------------------------------------------


                                                                        For the
                                                               Three-Month Periods Ended
                                                               -------------------------
                                                                December 31, December 31,
                                                                   2003         2002
                                                                 ---------    ---------
Cash flows provided by operating activities:
Net loss                                                         $ (20,577)   $ (15,668)
Add loss from discontinued operations                                 --         13,654
                                                                 ---------    ---------
Net loss from continuing operations                                (20,577)      (2,014)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation                                                          --          1,277
Compensation expense                                                22,756         --
Increase in assets:
Income tax overpaid                                                   --         (1,363)
Deferred tax asset                                                  (8,800)        (436)
                                                                 ---------    ---------
Net cash used in activities of continuing operations                (6,621)      (2,536)
Net cash provided by operating activities of
discontinued operations                                             92,325        7,114
                                                                 ---------    ---------
Cash provided by operating activities                               85,704        4,578
                                                                 ---------    ---------
Cash flows used in investing activities:

Purchase of property and equipment                                    --        (27,867)
                                                                 ---------    ---------
Net cash used in investing activities of continuing operations        --           --
Net cash provided by (used in) investing activities of
discontinued operations                                               --           --
                                                                 ---------    ---------
Cash used in investing activities                                     --        (27,867)
                                                                 ---------    ---------
Cash flows provided by financing activities:
Payment on note payable                                               --           --
                                                                 ---------    ---------
Net cash used in financing activities of continuing
operations                                                            --         26,120
Net cash used in financing activities of discontinued
operations                                                            --           --
                                                                 ---------    ---------
Cash provided by financing activities                                 --         26,120
                                                                 ---------    ---------
Net increase in cash                                                85,704        2,831
Cash at beginning of period                                         36,124       51,022
                                                                 ---------    ---------
Cash at end of period                                            $ 121,828    $  53,853
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

                                            6



                                  Fun City Popcorn, Inc.
                                 Statements of Cash Flows
                                        (Unaudited)

               For the Three Month Periods Ended December 31, 2003 and 2002
---------------------------------------------------------------------------------------


                     Supplemental Disclosure of Cash Flow Information


                                                                      For the
                                                             Three-Month Periods Ended
                                                             --------------------------
                                                             December 31,   December 31,
                                                                 2003           2002
                                                               -------        -------
Interest paid - third parties                                     --          $   537
Income taxes paid                                                 --          $20,000

                 Non-Cash Disclosure of Investing and Financing Activities

Notes payable paid by related party                            $19,404           --
Asset contributed to employee in lieu of compensation
expense                                                        $22,756           --


                          The accompanying notes are an integral
                             part of the financial statements.

                                             7

                             Fun City Popcorn, Inc.
                        Notes to the Financial Statements
                                   (Unaudited)

                           As of December 31, 2003 and
          For the Three Month Periods Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------


1.   Basis of Presentation
     ---------------------

     In the opinion of the management of Fun City Popcorn, Inc. (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly its financial position as of December 31, 2003, the results of its operations and cash flows for the three month periods ended December 31, 2003 and 2002.


     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the financial statements and footnotes included in of the Company's Annual Report on Form 10 KSB for the year ended September 30, 2003.

     Critical Accounting Policies

     The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the financial statements and accompanying notes. The results of operations may be impacted significantly by judgments, assumptions, and estimates used in the preparation of the financial statements and actual results could differ materially from the amounts reported based on these policies.


2.   Income Taxes


     Reconciliation of the effective tax rate to the U.S. statutory rate for the three months periods ended December 31, 2003 and 2002 is as follows:

                                                       2003        2002
                                                      ------      ------
           Tax benefit at U.S. statutory rate          30.0%       18.3%
                                                      ------      ------
           Effective income tax rate                   30.0%       18.3%
                                                      ======      ======
3.   Related Party Transaction
     -------------------------
     Amount Due Related Party

     As of December 31, 2003 and 2002 the Company has amounts due to Tone Products, Inc. (a related party) ("Tone") of $155,896 and $106,338, respectively. Both the Company and Tone informally (without documentation) agreed that the unpaid principal plus accrued interest would be due on or before September 30, 2004. The amount was unsecured and interest was calculated at a fixed rte of 6.00% per annum. Tone is a related party, as both Tone and the Company are under the control of two brothers who



                             Fun City Popcorn, Inc.
                        Notes to the Financial Statements
                                   (Unaudited)

                           As of December 31, 2003 and
          For the Three Month Periods Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------


3.   Related Party Transaction, Continued
     ------------------------------------

     collectively own more that 50% of the voting shares of each company.
     Subsequent to year end, September 30, 2003, the amount due to Tone was paid in full and the Company's assets released from the collateralization lien.
     The payment of the amounts due to Tone and the release of lien were done in conjunction with the sale of the Company's operating business (Note 6). The balance of amount due related party is included in net asset of discontinued operations and net assets held for sale (Note 6).

     Related Party Lending

     On October 1, 2003, Tone loaned $150,000 to Fun City Foods, Inc. (the
     "buyer") who purchased substantially all of the operating assets of the Company. These funds were utilized by the buyer in the sale transaction to satisfy the amount due to related party (Tone) and the Company's line of credit to the bank. This amount has been classified as an advance to the buyer in connection with the anticipated sale (Note 6).


4.   Earnings Per Share
     ------------------

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


     The computation of basic and diluted earnings per common share for the three month periods ended December 31, 2003 and 2002 are as follows:


                                                              For the
                                                       Three-Month Periods Ended
                                                     December 31,      December 31,
                                                         2003              2002
                                                    --------------    --------------
     Loss per common share, basic and diluted:
         Net income (numerator)                     $      (20,577)   $      (15,668)
                                                    --------------    --------------
         weighted-average shares outstanding
          (denominator)                                  1,891,579         1,891,579
                                                    --------------    --------------
         Loss per common share, basic and diluted:
            Loss from continuing operations                 (0.011)           (0.001)
            Loss from discontinued operations                 --              (0.007)
                                                    --------------    --------------

     Loss per common share, basic and diluted       $       (0.011)   $       (0.008)
                                                    ==============    ==============

                                          9

                             Fun City Popcorn, Inc.
                        Notes to the Financial Statements
                                   (Unaudited)

                           As of December 31, 2003 and
          For the Three Month Periods Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------


5.   Elimination of the Accumulated Deficit in Shareholders' Equity
     --------------------------------------------------------------

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


6.   Discontinued Operations
     -----------------------

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


     Assets and liabilities included in discontinued operations and net assets held for sale were comprised of the following at December 31, 2003:

           Assets:
                Accounts receivable - trade                           $  7,555
                Finished goods inventory, net                          285,073
                Property and equipment, net                             31,297
                Other                                                    8,956
                                                                     ---------

                                                                       332,881
           Liabilities:
                Advance from buyer                                    (149,829)
                Accounts payable and accrued liabilities               (75,044)
                                                                     ---------
            Net assets of discontinued operations and net
              assets held for sale                                   $ 108,008
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

                             Fun City Popcorn, Inc.
                        Notes to the Financial Statements
                                   (Unaudited)

                           As of December 31, 2003 and
          For the Three Month Periods Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------


6.   Discontinued Operations, Continued
     ----------------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS

On September 30, 2003 the Company sold virtually all of it's assets and ceased operations.

There was no revenue during the Quarter ended December 31, 2003.

Net Income for the quarter ended December 31, 2003 amounted to ($20,577.00). The loss was a result of payment for expenses not assumed by the buyer of the business. These expenses are not expected to continue.


LIQUIDITY AND CAPITAL RESOURCES

The Company had not made any material commitments for capital expenditures as of Feb 16, 2004 and believes it has sufficient cash resources to meet its needs.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other information

     None

Item 6. Exhibits and Reports on Form 8 - K

     (a) Exhibits:                   Description


     31.1 Certification of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b) Reports on Form 8-K.

     None



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: Feb 19, 2004                          FUN CITY POPCORN, INC


                                            /s/  Richard Falk
                                            -----------------------------------
                                                 Richard Falk
                                                 President