Form 10QSB
period 2004-03-31
FUN CITY POPCORN INC
filed 2004-05-17
CIK 1144062

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
               ACT OF 1934, for the quarter ended March 31, 2004.


                          Commission File No. 000-32947


                             FUN CITY POPCORN, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


           NEVADA                                               71-0390957
 -----------------------------                             --------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification Number)


         3211 Sunrise Avenue
          Las Vegas, Nevada                                       89101
 --------------------------------------                          --------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number:  (708) 681-3660

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

As of May 6, 2004, 1,891,579 shares of the Registrant's $.01 par value Common Stock were outstanding.

PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

Introduction

The consolidated financial statements have been prepared by Fun City Popcorn, Inc. ("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements for the year ended September 30, 2003. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement

                             Fun City Popcorn, Inc.

                              Financial Statements

                                   (Unaudited)

                            As of March 31, 2004 and
     For Each of the Three-Month and Six-Month Periods Ended March 31, 2004

                             Fun City Popcorn, Inc.

                        Index to the Financial Statements

                            As of March 31, 2004 and
     For Each of the Three-Month and Six-Month Periods Ended March 31, 2004
--------------------------------------------------------------------------------



Financial Statements of Fun City Popcorn, Inc.:


      Balance Sheets, March 31, 2004 and 2003.............................  1

      Statements of Operations For Each of the Three-Month and
        Six-Month Periods Ended March 31, 2004............................  2


      Statements of Cash Flows For Each of the Three-Month and
        Six-Month Periods Ended March 31, 2004............................  3


Notes to the Financial Statements.........................................  5



                                  Fun City Popcorn, Inc.

                                       Balance Sheet
                                        (Unaudited)
                                   As of March 31, 2004







                                          ASSETS

Current assets:
      Cash                                                                       $544,968
      Income tax receivable                                                          --
                                                                                 --------
           Total current assets                                                   544,968

      Property and equipment, net                                                    --
                                                                                 --------
Total assets                                                                     $544,968


                           LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:

      Income tax payable                                                         $ 60,629
      Amounts due to related party                                                 19,404
                                                                                 --------
           Total current liabilities                                               80,033

Deferred tax liability, noncurrent                                                   --
                                                                                 --------
Total liabilities                                                                  80,033
                                                                                 --------

Commitments and contingencies (Notes 5 and 8)

Shareholders' equity:

      Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares
        issued and outstanding at March 31, 2004 and 2003, respectively              --
      Common stock; $0.01 par value; 10,000,000 shares authorized;
        1,891,579 shares issued and outstanding at March 31, 2004 and
        2003, respectively                                                         18,916
      Additional paid-in capital (Note 6)                                         263,821
      Retained earnings since December 31, 2002 in connection with the
        quasi-reorganization (Note 6)                                             182,198
      Accumulated deficit prior to the quasi-reorganization (Note 6)                 --
                                                                                 --------

Total shareholders' equity                                                        464,935
                                                                                 --------

Total liabilities and shareholders' equity                                       $544,968
                                                                                 ========


         The accompanying notes are an integral part of the financial statements

                                            1



                                               Fun City Popcorn, Inc.

                                               Statement of Operations
                                                     (Unaudited)
                   For each of the Three-Month and Six-Month Periods Ended March 31, 2004 and 2003



                                                                 For the Three-                  For the Six-
                                                               Month Period Ended            Month Period Ended
                                                           --------------------------    --------------------------
                                                            March 31,      March 31,       March 31,     March 31,
                                                              2004           2003           2004           2003
                                                           -----------    -----------    -----------    -----------
Continuing operations:

      Depreciation expense                                 $      --           (1,277)          --      $    (2,554)
      Loss from continuing operations                              (21)          --      $   (29,398)          --
      Interest expense - related party                            --      $    (1,500)          --           (3,000)
                                                           -----------    -----------    -----------    -----------
          Loss from continuing operations
          before income tax benefit                                (21)        (2,777)       (29,398)        (5,554)
      Income tax benefit                                          --              763          8,800          1,526
                                                           -----------    -----------    -----------    -----------
Loss from continuing operations                                    (21)        (2,014)       (20,598)        (4,028)


Discontinued operations:

      Gain (loss) from discontinued operations, net of
        income tax provision                                      --           (2,603)          --           15,079
      Gain on sale of discontinued operations, net of
        income tax provision  of $72,629                       234,385           --          234,385           --
                                                           -----------    -----------    -----------    -----------

Net income (loss)                                          $   234,364    $    (4,617)   $   213,787    $    11,051
                                                           ===========    ===========    ===========    ===========
      Income (loss) per common share, basic and diluted:
          Income (loss) from continuing  operations              0.000         (0.001)   $    (0.011)   $    (0.002)
          Income (loss) from discontinued operations             0.124         (0.001)         0.124          0.008
                                                           -----------    -----------    -----------    -----------

Income (loss) per common share
  outstanding, basic and diluted                           $     0.124    $    (0.002)   $     0.113    $     0.006

Weighted average common shares
  outstanding, basic and diluted                             1,891,579      1,891,579      1,891,579       1,891,57
                                                           ===========    ===========    ===========    ===========


                       The accompanying notes are an integral part of the financial statements

                                                          2

                             Fun City Popcorn, Inc.

                            Statements of Cash Flows
                                   (Unaudited)
         For each of the Six-Month Periods Ended March 31, 2004 and 2003



                                                              For the Six-
                                                           Month Period Ended
                                                         ----------------------
                                                         March 31,    March 31,
                                                            2004         2003
                                                         ---------    ---------
Cash flows provided by (used in) operating activities:


      Net income                                         $ 213,787    $  11,051
      Deduct income from discontinued operations          (234,385)     (15,079)
                                                         ---------    ---------

      Net loss from continuing operations                  (20,598)      (4,028)
      Adjustments to reconcile the income (loss)
        to net cash provided by operating
        activities:
           Depreciation                                       --          2,554
           Compensation expense                             22,756         --
           Provision for losses on accounts receivable        --           (631)
           Increase in assets:
               Deferred tax asset                           (8,800)        --
           Increase (decrease) in liabilities:
               Income taxes payable                           --        (13,786)
                                                         ---------    ---------
      Net cash used in activities of continuing
        operations                                          (6,642)     (15,891)
      Net cash provided by operating activities
      of discontinued operations                            95,115        8,022
                                                         ---------    ---------
Cash provided by (used in) operating activities             88,473       (7,869)
                                                         ---------    ---------
Cash flows provided by (used in) investing activities:
      Sale of property and equipment                          --        (27,867)
                                                         ---------    ---------
      Net cash used in investing activities of
        continuing operations                                 --        (27,867)
      Net cash provided by investing activities
        of discontinued operations                         426,371         --
                                                         ---------    ---------
 Cash used in investing activities                         426,371      (27,867)
                                                         ---------    ---------


     The accompanying notes are an integral part of the financial statements

                             Fun City Popcorn, Inc.

                            Statements of Cash Flows
                                   (Unaudited)
         For each of the Six-Month Periods Ended March 31, 2004 and 2003


                                                              For the Six-
                                                           Month Period Ended
                                                         ----------------------
                                                         March 31,    March 31,
                                                            2004        2003
                                                         ---------    ---------
Cash flows used in financing activities:

Cash flows used in financing activities:
      Proceeds from (payment on) the note payable             --      $  23,881
      Payment on note payable, related party             $   6,000)      (6,338)
      Net cash used in financing activities of
        continuing operations                               (6,000)      17,543
      Net cash used in financing activities of
        discontinued operations                               --           --
                                                         ---------    ---------
Cash used in financing activities                           (6,000)      17,543
                                                         ---------    ---------
Net increase (decrease) in cash                            508,844      (18,193)
Cash at beginning of period                                 36,124       51,022
                                                         ---------    ---------
Cash at end of period                                    $ 544,968    $  32,829
                                                         =========    =========


                Supplemental Disclosure of Cash Flow Information

Interest paid - other                                         --      $   1,208
Interest paid - related party                                 --      $   3,000
 Income taxes paid                                       $   8,995         --


    The accompanying notes are an integral part of the financial statements

                             Fun City Popcorn, Inc.

                        Notes to the Financial Statements
                                   (Unaudited)
                            As of March 31, 2004 and
 For each of the Three-Month and Six-Month Periods Ended March 31, 2004 and 2003



1.   Basis of Presentation
     ---------------------

     In the opinion of the management of Fun City Popcorn, Inc. (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly its financial position as of March 31, 2004, the results of its operations and cash flows for the three-month and six-month periods ended March 31, 2004 and 2003.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report included in the Form 10 KSB for the year ended September 30, 2003.

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

2.   Description of the Company's Business
     -------------------------------------

     Fun City Popcorn, Inc. (a Nevada corporation)(the "Company"), through September 30, 2003, engaged in the wholesale distribution of food products in the beverage and snack categories in Nevada (Note 8).

     In June 2001, the board of directors of the Company's then parent, Tone Products, Inc. (an Arkansas corporation) ("Tone"), voted to distribute all of its shares of Fun City Popcorn, Inc. ("Fun City") on a pro rata basis to Tone's shareholders. As a result, effective September 30, 2001, the Company was no longer a wholly owned subsidiary of Tone.

     Cash

     The Company has no requirements for compensating balances. The Company maintains its cash in accounts that at times may exceed federally insured limits. Accounts are generally guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At March 31, 2004, the Company had $344,968 in excess of FDIC insured limits. At March 31, 2003, there were no amounts which exceeded the federally insured limits. The Company has not experienced any losses in such accounts.

                             Fun City Popcorn, Inc.

                        Notes to the Financial Statements
                                   (Unaudited)
                            As of March 31, 2004 and
 For Each of the Three-Month and Six-Month Periods Ended March 31, 2004 and 2003



3.   Related Party Transactions
     --------------------------

     Amount Due to Related Party


     As of March 31, 2004 and 2003, the Company had amounts due to Tone (a related party) of $19,404 and $100,000, respectively. Both the Company and Tone informally (without documentation) agreed that the unpaid principal plus accrued interest would be due on or before September 30, 2004. The amount was unsecured and interest was calculated at a fixed rate of 6.00% per annum. Tone is a related party, as both Tone and the Company are under the control of two brothers who collectively own more than 50% of the voting shares of each company. Subsequent to year end, September 30, 2003, the amount due to Tone was paid in full. The payment of the amounts due to Tone was done in conjunction with the sale of the Company's operating business (Note 8).


4.   Income Taxes
     ------------

     Reconciliation of the effective tax rate to the U.S. statutory rate for the six-month periods ended March 31,2004 and 2003 is as follows:

                                                       2004           2003
                                                       -----          -----
           Tax expense at U.S. statutory rate          23.0%          18.6%
                                                       -----          -----

           Effective income tax rate                   23.0%          18.6%
                                                       =====          =====
5.   Commitments and Contingencies
     -----------------------------

     Rental Expense

     Rental expense was $20,768 for the three-month period ended March 31, 2003 and $41,147 for the six-month period ended March 31, 2003. There was no rental expense for the three-month or the six-month periods ended March 31, 2004. Rental expense is included in the results of discontinued operations.



                             Fun City Popcorn, Inc.

                        Notes to the Financial Statements
                                   (Unaudited)
                            As of March 31, 2004 and
 For Each of the Three-Month and Six-Month Periods Ended March 31, 2004 and 2003



6.   Elimination of the Accumulated Deficit in Shareholders' Equity
     --------------------------------------------------------------

     On December 31, 2002 as a result of the Company's board of director's approval of the plan of informal quasi-reorganization, the accumulated deficit amount that was present in the shareholders' equity section of its balance sheet was eliminated. This readjustment was accomplished in accordance with the laws of the state of Nevada. A portion of the Company's then additional paid-in capital was used to eliminate in its entirety the then current accumulated deficit of $813,399. Retained earnings or accumulated deficit shown on the balance sheet for the next ten years, or for a relevant period if shorter, will reflect activity beginning as of December 31, 2002. The accumulated deficit that was eliminated as of December 31, 2002, in its entirety represented results of operations that occurred prior to the spin-off of the Company from its former parent, Tone, on September 30, 2001. The accumulated deficit at the date of the quasi-reorganization in large part resulted from the amortization over time and then the eventual impairment of goodwill that arose from the Company's acquisition by Tone.

7.   Earnings (Loss) Per Share
     -------------------------

     Basic earnings (loss) per share for continuing and discontinued operations has been computed by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the year. There are no potentially dilutive securities that must be considered for the periods presented.


     The computation of basic and diluted earnings (loss) per common share at
     March 31, 2004 and 2003 is as follows:
                                                                             For the Three-
                                                                            Month Period Ended
                                                                        --------------------------
                                                                         March 31,       March 31,
                                                                           2004            2003
                                                                        ----------      ----------
         Basic and diluted earnings (loss) per common share:

             Net income (loss) (numerator)                              $  234,364      $   (4,617)
             Weighted average shares outstanding (denominator)           1,891,579       1,891,579
                                                                        ----------      ----------

         Earnings (loss) per common share, basic and diluted:

             Loss from continuing operations                                 0.000          (0.001)
             Income (loss) from discontinued operations                      0.124          (0.001)
                                                                        ----------      ----------

         Income (loss) per common share outstanding, basic and
           diluted                                                      $    0.124      $   (0.002)
                                                                        ==========      ==========

                                                 7



                                         Fun City Popcorn, Inc.

                                    Notes to the Financial Statements
                                               (Unaudited)
                                        As of March 31, 2004 and
             For Each of the Three-Month and Six-Month Periods Ended March 31, 2004 and 2003



7.   Earnings (Loss) Per Share, Continued
     ------------------------------------
                                                                                 For the Six-
                                                                              Month Period Ended
                                                                         -------------------------------
                                                                          March 31,            March 31,
                                                                             2004                2003
                                                                         -----------         -----------
         Basic and diluted earnings (loss) per common share:

             Net income (loss) (numerator)                               $   213,787         $    11,051
             Weighted average shares outstanding (denominator)             1,891,579           1,891,579
                                                                         -----------         -----------
         Earnings (loss) per common share, basic and diluted:

             Loss from continuing operations                                  (0.011)             (0.002)
             Income (loss) from discontinued operations                        0.124               0.008
                                                                         -----------         -----------

         Income (loss) per common share outstanding, basic and
           diluted                                                       $     0.113         $     0.006
                                                                         ===========         ===========


8.   Discontinued Operations
     -----------------------

     On September 30, 2003, the Company entered into an agreement with a non-affiliated party, Fun City Foods, Inc. (the "buyer"), to sell substantially all of its operating assets.


     At March 31, 2004, funds amounting to $426,371 were received by the Company as the sale was completed. The proceeds from the sale were distributed to the Company's shareholders in April 2004 on a pro rata basis based upon their respective share ownership.


     As a condition of the sale transaction, the Company entered into a covenant not to compete for a period of two years from the closing date of the sale transaction wherein it will not engage in any business in the states of Nevada, Arizona, Utah, or California that would be in competition with the business of Fun City Foods, Inc. as it existed at the closing date in March
     2004.

                                       8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS

On September 30, 2003 the Company sold virtually all of it's assets and ceased operations.

There was no revenue during the Quarter or Six Month Period ended March 31, 2004.


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

     None

Item 5. Other information

     None

Item 6. Exhibits and Reports on Form 8 - K

          (a) Exhibits

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


          (B) Reports on Form 8-K

               None

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2004                          FUN CITY POPCORN, INC


                                            /s/  Richard Falk
                                            -----------------------------------
                                                 Richard Falk
                                                 President