Form 10QSB
period 2004-06-30
FUN CITY POPCORN INC
filed 2004-08-16
CIK 1144062

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                ACT OF 1934, for the quarter ended June 30, 2004.


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

As of Aug 4, 2004, 1,891,579 shares of the Registrant's $.01 par value Common Stock were outstanding.

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

                             Fun City Popcorn, Inc.

                              Financial Statements

                                   (Unaudited)

                             As of June 30, 2004 and
     For Each of the Three-Month and Nine-Month Periods Ended June 30, 2004

                             Fun City Popcorn, Inc.

                        Index to the Financial Statements

                             As of June 30, 2004 and
     For Each of the Three-Month and Nine-Month Periods Ended June 30, 2004
--------------------------------------------------------------------------------


Financial Statements of Fun City Popcorn, Inc.:


      Balance Sheet, June 30, 2004............................................2


      Statements of Operations For Each of the Three-Month and
        Nine-Month Periods Ended June 30, 2004 and 2003.......................3


      Statements of Cash Flows For Each of the Nine-Month Periods
        Ended June 30, 2004 and 2003..........................................4


Notes to the Financial Statements.............................................6



                                   Fun City Popcorn, Inc.

                                        Balance Sheet
                                         (Unaudited)
                                        June 30, 2004




                                           ASSETS
Current assets:
      Cash                                                                          $ 17,074
      Income tax receivable                                                             --
                                                                                    --------
           Total current assets                                                       17,074

      Property and equipment, net                                                       --
                                                                                    --------
Total assets                                                                        $ 17,074
                                                                                    ========

                            LIABILITIES AND SHAREHOLDERS' DEFICIT


Current liabilities:

      Income tax payable                                                            $ 66,629
                                                                                    --------
           Total current liabilities                                                  66,629


Deferred tax liability, noncurrent                                                      --
                                                                                    --------
Total liabilities                                                                     66,629
                                                                                    ========

Commitments and contingencies

Shareholders' deficit:

      Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares
        issued and outstanding at June 30, 2004 and 2003, respectively                  --
      Common stock; $0.01 par value; 10,000,000 shares authorized; 1,891,579
        shares issued and outstanding at June 30, 2004 and 2003, respectively         18,916
      Additional paid-in capital                                                        --
      Deficit since December 31, 2002 in connection with the quasi-reorganization
        (Note 6)                                                                        --
      Receivable from members of the Board of Directors (Notes 9 and 10)             (68,471)
                                                                                    --------
Total shareholders' deficit                                                          (49,555)
                                                                                    --------
Total liabilities and shareholders' deficit                                         $ 17,074
                                                                                    ========


          The accompanying notes are an integral part of the financial statements.

                                              2



                                             Fun City Popcorn, Inc.

                                            Statements of Operations
                                                   (Unaudited)
                 For Each of the Three-Month and Nine-Month Periods Ended June 30, 2004 and 2003
---------------------------------------------------------------------------------------------------------------


                                                                  For the                       For the
                                                        Three-Month Period Ended       Nine-Month Period Ended
                                                       --------------------------    --------------------------
                                                         June 30,       June 30,       June 30,       June 30,
                                                          2004           2003           2004           2003
                                                       -----------    -----------    -----------    -----------
Continuing operations:
      Depreciation expense                                    --      $    (1,277)          --      $    (3,831)
      Income (loss) from continuing  operations        $    21,153           --      $    (8,245)          --
      Interest expense -  related party                       --           (1,500)          --           (4,500)
                                                       -----------    -----------    -----------    -----------
          Income (loss) from continuing operations
             before income tax benefit                      21,153         (2,777)        (8,245)        (8,331)
      Income tax benefit (expense)                          (6,000)           510          2,800           --
                                                       -----------    -----------    -----------    -----------
Income (loss) from continuing operations                    15,153         (2,267)        (5,445)        (8,331)

Discontinued operations:

      Gain (loss) from discontinued operations,
        net of income tax provision                           --           (8,228)          --            8,887
      Gain on sale of discontinued  operations,
        net of income tax provision of $72,629                --             --          234,385           --
                                                       -----------    -----------    -----------    -----------

Net income (loss)                                      $    15,153    $   (10,495)   $   228,940    $       556

      Income (loss) per common share, basic and
        diluted:
          Income (loss) from continuing operations     $     0.008    $    (0.001)   $    (0.003)   $    (0.004)
          Income (loss) from discontinued operations         0.000         (0.004)         0.124          0.004
                                                       -----------    -----------    -----------    -----------
Income (loss) per common share
  outstanding, basic and diluted                       $     0.008    $    (0.005)   $     0.121    $     0.000
                                                       ===========    ===========    ===========    ===========

Weighted average common shares
  outstanding, basic and diluted                         1,891,579      1,891,579      1,891,579      1,891,579
                                                       ===========    ===========    ===========    ===========


                    The accompanying notes are an integral part of the financial statements.

                                                        3



                             Fun City Popcorn, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
         For Each of the Nine-Month Periods Ended June 30, 2004 and 2003


                                                                        For the
                                                                 Nine-Month Period Ended
                                                                   June 30,    June 30,
                                                                    2004         2003
                                                                  ---------    ---------
Cash flows provided by (used in) operating activities:

      Net income                                                  $ 228,940    $     556
      Deduct income from discontinued operations                   (234,385)      (8,887)
                                                                  ---------    ---------

      Net loss from continuing operations                            (5,445)      (8,331)
      Adjustments to reconcile the income (loss) to net cash
        provided by operating activities:
           Depreciation                                                --          3,831
           Compensation expense                                       3,352         --
           Increase in assets:
               Deferred tax asset                                    (8,800)        --
           Increase (decrease) in liabilities:
               Income taxes payable                                   6,000      (13,786)
                                                                  ---------    ---------
      Net cash used in activities of continuing operations          (73,364)     (18,286)
      Net cash provided by operating activities of discontinued
        operations                                                   95,115       38,608
                                                                  ---------    ---------
Cash provided by (used in) operating activities                      21,751       20,322
                                                                  ---------    ---------
Cash flows provided by (used in) investing activities:
      Net cash used in investing activities of continuing
        operations                                                     --         (2,956)
      Net cash provided by investing activities of discontinued
        operations                                                  426,371         --
                                                                  ---------    ---------
Cash provided by (used in) investing activities                     426,371       (2,956)
                                                                  ---------    ---------


    The accompanying notes are an integral part of the financial statements.

                                        4



                                  Fun City Popcorn, Inc.
                                 Statements of Cash Flows
                                        (Unaudited)
              For Each of the Nine-Month Periods Ended June 30, 2004 and 2003



                                                                        For the
                                                                Nine-Month Period Ended
                                                                 ----------------------
                                                                  June 30,     June 30,
                                                                    2004         2003
                                                                 ---------    ---------
Cash flows used in financing activities:
      Payment of dividends to shareholders                       $(529,643)        --
      Payments on notes payable                                       --      $  (5,396)
      Payment on note payable, related party                        (6,000)      (1,838)
                                                                 ---------    ---------
           Net cash used in financing activities of continuing
             operations                                             (6,000)      (7,234)
                                                                 ---------    ---------
Cash used in financing activities                                 (535,643)      (7,234)
                                                                 ---------    ---------
Net increase (decrease) in cash                                    (87,521)      10,132
Cash at beginning of period                                         36,124       51,022
                                                                 ---------    ---------
Cash at end of period
                                                                 $ (51,397)   $  61,154
                                                                 =========    =========


Supplemental Disclosure of Non-Cash Investing Activities

Increase in receivable from members of the Board of
 Directors                                                          68,471         --
Decrease in the deficit                                          $ (68,471)        --
      To record the receivable from members of the
        Board of Directors

Acquisition of property and equipment                                 --      $  26,867
Increase in notes payable                                             --      $ (26,867)
      To record the purchase of a truck


         The accompanying notes are an integral part of the financial statements.

                                             5

                             Fun City Popcorn, Inc.

                        Notes to the Financial Statements
                                   (Unaudited)
                             As of June 30, 2004 and
 For Each of the Three-Month and Nine-Month Periods Ended June 30, 2004 and 2003
--------------------------------------------------------------------------------


1.   Basis of Presentation
     ---------------------

     In the opinion of the management of Fun City Popcorn, Inc. (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly its financial position as of June 30, 2004, the results of its operations and cash flows for the three-month and nine-month periods ended June 30, 2004 and 2003.

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

3.   Related Party Transactions
     --------------------------

     Amount Due to Related Party


     During the quarter ended June 30, 2004, the Company recorded debt forgiveness of $19,404 related to a note payable due to Tone. As a result of this transaction a $6,000 tax provision related to continuing operations has been recorded during the quarter ended June 30, 2004 in the

                             Fun City Popcorn, Inc.

                        Notes to the Financial Statements
                                                    (Unaudited)
                             As of June 30, 2004 and
 For Each of the Three-Month and Nine-Month Periods Ended June 30, 2004 and 2003
--------------------------------------------------------------------------------


3.   Related Party Transactions, Continued
     -------------------------------------

     Company's statement of operations. Tone is a related party, as both Tone and the Company are under the control of two brothers who collectively own more than 50% of the voting shares of each company.


4.   Income Taxes
     ------------

      Reconciliation of the effective tax rate to the U.S. statutory rate for the nine-month periods ended June 30, 2004 and 2003 is as follows:

                                                      2004        2003
                                                     -------     -------
           Tax expense at U.S. statutory rate         23.0%       18.4 %
           Non-deductible expense                      -           4.0
                                                     -------     -------


           Effective income tax rate                  23.0%       22.4%
                                                     =======     =======

5.   Commitments and Contingencies
     -----------------------------

     Rental Expense

     Rental expense was $20,465 for the three-month period ended June 30, 2003 and $61,612 for the nine-month period ended June 30, 2003. There was no rental expense for the three-month or the nine-month periods ended June 30, 2004. Rental expense is included in the results of discontinued operations.


6.   Elimination of the Accumulated Deficit in Shareholders' Equity
     --------------------------------------------------------------

     At December 31, 2002 as a result of the Company's board of director's approval of the plan of informal quasi-reorganization, the accumulated deficit amount that was present in the shareholders' equity section of its balance sheet was eliminated. This readjustment was accomplished in accordance with the laws of the state of Nevada. A portion of the Company's then additional paid-in capital was used to eliminate in its entirety the then current accumulated deficit of $813,399. Retained earnings or accumulated deficit shown on the balance sheet for the next ten years, or for a relevant period if shorter, will reflect activity beginning as of December 31, 2002. The accumulated deficit that was eliminated as of December 31, 2002, in its entirety represented results of operations that occurred prior to the spin-off of the Company from its former parent, Tone, on September 30, 2001. The accumulated deficit at the date of the



                             Fun City Popcorn, Inc.

                        Notes to the Financial Statements
                                   (Unaudited)
                             As of June 30, 2004 and
 For Each of the Three-Month and Nine-Month Periods Ended June 30, 2004 and 2003
--------------------------------------------------------------------------------


6.   Elimination of the Accumulated Deficit in Shareholders' Equity, Continued
     -------------------------------------------------------------------------

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


     The computation of basic and diluted earnings (loss) per common share at June 30, 2004 and 2003 is as follows:

                                                                    For the
                                                           Three-Month Period Ended
                                                           June 30,         June 30,
                                                             2004            2003
                                                        --------------   --------------
Basic and diluted earnings (loss) per common share:

    Net income (loss) (numerator)                       $       15,153   $       10,495)
    Weighted average shares outstanding (denominator)        1,891,579        1,891,579
                                                        --------------   --------------

Earnings (loss) per common share, basic and diluted:

    Loss from continuing operations                               0.00           (0.001)
    Income (loss) from discontinued operations                    0.00           (0.004)
                                                        --------------   --------------

Income (loss) per common share outstanding, basic and
  diluted                                               $         0.00   $       (0.005)
                                                        ==============   ==============

                                            8



                             Fun City Popcorn, Inc.

                        Notes to the Financial Statements
                                   (Unaudited)
                             As of June 30, 2004 and
 For Each of the Three-Month and Nine-Month Periods Ended June 30, 2004 and 2003
--------------------------------------------------------------------------------



7.   Earnings (Loss) Per Share, Continued
     ------------------------------------
                                                                    For the
                                                             Nine-Month Period Ended
                                                        --------------------------------
                                                           June 30,           June 30,
                                                             2004               2003
                                                        --------------    --------------
Basic and diluted earnings (loss) per common share:

    Net income (loss) (numerator)                       $      228,940    $          556
    Weighted average shares outstanding (denominator)        1,891,579         1,891,579
                                                        --------------    --------------

Earnings (loss) per common share, basic and diluted:

    Loss from continuing operations                             (0.003            (0.004)
    Income (loss) from discontinued operations                   0.124             0.004
                                                        --------------    --------------

Income (loss) per common share outstanding, basic and
  diluted                                               $        0.121    $        0.000



8.   Discontinued Operations
     -----------------------

     On September 30, 2003, the Company entered into an agreement with a non-affiliated party, Fun City Foods, Inc. (the "buyer"), to sell substantially all of its operating assets.

     During the second quarter 2004, funds amounting to $426,371 were received by the Company as the sale was completed. The proceeds from the sale were distributed to the Company's shareholders in April 2004 on a pro rata basis based upon their respective share ownership (Note 9).

     As a condition of the sale of its operating business, the Company entered into a covenant not to compete for a period of two years from the closing date of the sale transaction wherein it will not engage in any business in the states of Nevada, Arizona, Utah, or California that would be in competition with the business of Fun City Foods, Inc. as it existed at the closing date in March 2004.


9.   Management's Plan and Subsequent Event
     --------------------------------------

     During 2004, the Company sold substantially all of its assets for approximately $426,000 (Note 8) and subsequently distributed approximately
     $530,000 to its existing shareholder in the form of a dividend. Due to these transactions, the Company had an equity deficiency that resulted in the creation of a receivable from members of its Board of Directors of approximately $68,500 (Note 10). As a result of this working capital deficiency and a lack of operations, there is substantial doubt about the Company's ability to continue as a going concern.

                                       9

                             Fun City Popcorn, Inc.

                        Notes to the Financial Statements
                                   (Unaudited)
                             As of June 30, 2004 and
 For Each of the Three-Month and Nine-Month Periods Ended June 30, 2004 and 2003
--------------------------------------------------------------------------------


9.   Management's Plan and Subsequent Event, Continued
     --------------------------------------------------

     Management's plan was to identify an individual or an entity capable of recapitalizing the Company. During the third quarter of 2004 a non-affiliated group (the "Group") agreed to provide the necessary capitalization for a controlling interest in the Company. In addition, the Group committed to the Company's paying on the liabilities that resulted in the creation of the receivable due from the members of the Board of Directors in an amount not to exceed $66,000 after the Company has been recapitalized (Note 10).


10.  Receivable from Members of the Board of Directors
     -------------------------------------------------

     The Company's Board of Directors authorized a distribution in the form of a cash dividend to the Company's shareholders of record as of April 13, 2004 that was paid on April 30, 2004. When the dividend was completed the amount distributed was in excess of that allowed by the Nevada state statute. Nevada law provides that the members of the Board of Directors are jointly and severally liable for the amount of the excess distribution. Accordingly, the Company has recorded a receivable due from Directors that is included in the Shareholders Deficit portion of the balance sheet at June 30, 2004 (Note 9).

Note.  Subsequent Event

On August 6, 2004, there was a change in control of the Company as controlling shareholders sold their shares to three individuals for $300,000 plus assumption of liabilities of approximately $70,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS

On September 30, 2003 the Company sold virtually all of it's assets and ceased operations.

There was no revenue during the Quarter ended June 30, 2004.


LIQUIDITY AND CAPITAL RESOURCES

The Company had not made any material commitments for capital expenditures as of Aug 4, 2004 and believes it has sufficient cash resources to meet its needs.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities

     None

Item 3. Defaults upon Senior Securities

     None


Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other information

     None

Item 6. Exhibits and Reports on Form 8 - K

          (a) Exhibits

          31 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Not applicable

          (B) Reports on Form 8-K

               None

                                   Signature

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: Aug 4, 2004                           FUN CITY POPCORN, INC


                                            /s/  Richard Falk
                                            ------------------------------------
                                                 Richard Falk
                                                 President