Form 10KSB
period 2004-09-30
FUN CITY POPCORN INC
filed 2004-12-29
CIK 1144062

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2004

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from            to
                                           ----------    ------------

                        COMMISSION FILE NUMBER 000-32947

                             FUN CITY POPCORN, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)



            NEVADA                                               71-0390957
 ------------------------------                               -----------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)

              2560 WEST MAIN STREET, SUITE 200, LITTLETON, COLORADO   80120
                     --------------------------------------          --------
                    (Address of principal executive offices)        (zip code)

                    Issuer's telephone number: (303) 794-9450

         Securities registered under Section 12(b) of the Exchange Act:

            Title of each class Name of exchange on which registered

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          $.01 PAR VALUE COMMON STOCK
                                 --------------
                                (Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year were $0. As of December 28, 2004, the registrant had 4,505,530 shares of common stock outstanding. As of December 28, 2004, the aggregate market value of the voting stock held by non-affiliates was approximately $360,540.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

In addition to historical information, this annual report contains forward-looking statements. The forward-looking statements in this report reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "intends," "future" and similar expressions identify forward-looking statements contained herein, which speak only as of the date hereof. The company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof.

Fun City Popcorn, Inc. (the "Company") was engaged in the wholesale distribution of food products in the beverage and snack categories in Nevada. In September 2003, the Company entered into an agreement to sell substantially all of its assets to Fun City Foods, Inc., a non-affiliated Nevada corporation. The assets sold included the equipment, inventory, trade name, facilities and all other assets associated with the Company's snack food business.

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

Merger Agreement with Lev Pharmaceuticals, Inc.
-----------------------------------------------

On November 5, 2004, the Company entered into an Agreement and Plan of Merger, as amended December 8, 2004 (the "Merger Agreement") with Lev Acquisition Corp., its wholly-owned subsidiary (the "Lev Sub"), and Lev Pharmaceuticals, Inc. ("LEV"). Pursuant to the Merger Agreement, Lev Sub has agreed to merge with and into LEV and the combined entity will be a wholly-owned subsidiary of the Company (the "Merger").

LEV is a biopharmaceutical company focused on developing and commercializing therapeutic products for the treatment of inflammatory diseases. LEV's product candidates are based on C1-esterase inhibitor ("C1-INH"), a human plasma protein that mediates inflammation and is potentially applicable as a treatment for a range of medical indications. LEV expects to initiate a Phase III clinical trial of its lead product candidate, C1-INH for the treatment of hereditary angioedema ("HAE"), in the first half of 2005. LEV is also developing C1-INH for the treatment of acute myocardial infarction ("AMI"), or heart attack, and selective other diseases and disorders in which inflammation is known or believed to play an underlying role. LEV has certain rights to C1-INH technology through agreements with Sanquin Blood Supply Foundation ("Sanquin"), an Amsterdam-based non-for-profit organization that provides blood and plasma products and related services, carries out research and provides education, primarily in the Netherlands.

Pursuant to the Merger Agreement, the Company plans to issue 5,250,928 shares of its common stock and 5,000,000 shares of its Series A convertible preferred stock to holders of LEV common stock and including, upon exercise, holders of outstanding LEV options and warrants (the "LEV Shareholders"). The shares of Series A convertible preferred stock will be automatically convertible into an aggregate 69,703,430 shares of the Company's common stock upon approval by the Company's stockholders of a Certificate of Amendment of the Company's Articles of Incorporation increasing the Company's authorized common stock to 150,000,000 shares, which is expected to occur after the closing of the Merger. After the closing of the Merger and upon stockholder approval of the Certificate of Amendment of the Company's Articles of Incorporation, approximately 94.33% of the Company's issued and outstanding common stock (on a fully-diluted basis) will be owned or exercisable by the LEV Shareholders and the remainder will be held by the Company's current stockholders. Closing of the Merger is subject to, among other things, stockholder approval by the stockholders of LEV.

History of the Company's Business
---------------------------------

The Company produced and distributed snack foods in the Las Vegas, Nevada metropolitan area from 1987 until September 30, 2003. It manufactured its own proprietary brands of plain and flavored popcorn and distributed over 400 other snack food products including cheese sauces, potato chips, nuts, snow cone syrups, candy, cookies and beverages.

In connection with its popcorn sales, the Company offered popcorn machines and nacho cheese machines to its customers free of charge. Under this arrangement, the customer signed a contract, cancelable upon one week's notice, which required the customer to pay an agreed upon price for the popcorn, clean the machine daily, not remove it from its premises and use an agreed upon minimum amount of popcorn each month. The Company serviced the machine at its expense. The Company had over 350 such machines placed with customers as of September 30, 2003, all of which had been placed free of charge. Prior to placing a machine, the Company made its own determination as to whether the customer had sufficient consumer traffic to justify placement of the machine. Historically, the Company retrieved less than 5% of the machines it placed for failure to meet minimum sales requirements.

The Company's customers included Las Vegas hotel/casinos along with schools, independent supermarkets, prisons and concessionaires. The Company's concessionaire customers included such national companies as Host Marriott, Aramark and W.H. Smith which accounted in the aggregate for approximately 5% of its business. No one customer accounted for 10% or more of the Company's revenue for the years ended September 30, 2004 or 2003.

The Company competed with a handful of small, Las Vegas-based snack food distributors such as Checkmate Distributing and Food Pro Distributing. The Company also competed with a few of the large national food distributors such as Frito Lay, Sysco and U.S. Food Service, even though the Company often acts as a distributor for the same companies with respect to certain other products manufactured or distributed by them.

EMPLOYEES

The Company has one employee as of December 28, 2004, who is the sole director and Chief Executive Officer.


ITEM 2. DESCRIPTION OF PROPERTY.

None.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded on the OTC Bulletin Board (OTC BB), under the symbol FNCY.

The following table sets forth for the quarters indicated the range of high and low bid prices of the Company's common stock on the OTC BB.





          QUARTER ENDED                           HIGH BID       LOW BID
          -------------                           --------       -------

           September 30, 2004                      $  0.22       $   0.15

           June 30, 2004                           $  0.45       $   0.15

           March 31, 2004                          $  0.40       $   0.10

           December 31, 2003                       $  0.10       $   0.08

           September 30, 2003                      $  0.08       $   0.08

           June 30, 2003                           $  0.08       $   0.08

           March 31, 2003                          $  0.07       $   0.07

           December 31, 2002                       $  0.07       $   0.07





As of December 28, 2004, the Company had 569 record holders of its common stock.

Dividend Policy
---------------

The Company intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other conditions.

Transfer Agent
--------------

Security Transfer Corporation is the stock transfer agent for the Company's securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

General

On September 30, 2003, the Company entered into an agreement with a non-affiliated party, Fun City Foods, Inc. (the "Buyer"), to sell substantially all of its operating assets (the "Asset Sale"). The sale was approved by the Board of Directors subject to stockholder approval and was completed on March 31, 2004. The Buyer paid $447,500 in cash for all of the assets of the Company (excluding cash, accounts receivable, and one vehicle) and assumed certain Company debt valued at approximately $150,000 and paid accounts payable in an amount equal to approximately $66,000.

The accompanying audited financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced circumstances which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On November 5, 2004, the Company entered into the Merger Agreement with Lev Sub and LEV. Pursuant to the Merger Agreement, Lev Sub has agreed to merge with and into LEV and the combined entity will be a wholly-owned subsidiary of the Company.

Critical Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Company's accounting policies are described in Note 1 of the notes to the Company's consolidated financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Result of operations for the year ended September 30, 2004 compared to year ended September 30, 2003.

Due to the Company completing the sale of its operating assets in March 2004, there were no significant revenues or expenses incurred in 2004.

General and administrative expenses increased $19,197 from $5,109 for the year ended September 30, 2003 to $24,306 for the year ended September 30, 2004. This increase was due to salaries being paid until the Asset Sale agreement was closed in March 2004.

Liquidity and Capital Resources

As of September 30, 2004, the Company had $16,242 in cash. In October 2004, the Company entered into a Revolving Credit Agreement with three of the majority stockholders of the Company. This Revolving Credit Agreement allows the Company to borrow up to $100,000 with interest charged at 6.0% per annum. As of December 28, 2004, nothing was outstanding under the Revolving Credit Agreement.

ITEM 7. FINANCIAL STATEMENTS.

                             FUN CITY POPCORN, INC.




                                Table of Contents
                                -----------------

                                                                            Page
                                                                            ----
Reports of Independent Registered Public Accounting Firms....................F-2

Financial Statements

         Balance Sheet.......................................................F-4

         Statements of Operations............................................F-5

         Statement of Changes in Stockholders' Equity (Deficit)..............F-6

         Statements of Cash Flows............................................F-7

Notes to Financial Statements................................................F-8

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Fun City Popcorn, Inc.
Littleton, Colorado


We have audited the accompanying balance sheet of Fun City Popcorn, Inc. as of September 30, 2004 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fun City Popcorn, Inc. as of September 30, 2004, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced circumstances which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                       /s/  Ehrhardt Keefe Steiner & Hottman PC
                                       ----------------------------------------
                                            Ehrhardt Keefe Steiner & Hottman PC

November 24, 2004
Denver, Colorado

             Report of Independent Registered Public Accounting Firm



To the Board of Directors
Fun City Popcorn, Inc.

We have audited the accompanying statements of operations, changes in shareholders' equity and cash flows of Fun City Popcorn, Inc, for the year ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the result of operations and cash flows of Fun City Popcorn, Inc. for the year ended September 30, 2003, in conformity with accounting principles generally accepted in the United States.



                                            /s/  Kelly & Company
                                            -----------------------------------
                                                 Kelly & Company

Costa Mesa, California
December 23, 2003

                             FUN CITY POPCORN, INC.

                                  Balance Sheet
                               September 30, 2004


                                     Assets



Current assets
   Cash                                                               $  16,242
                                                                      ---------
        Total current assets                                             16,242
                                                                      ---------

Total assets                                                          $  16,242
                                                                      =========

                      Liabilities and Stockholders' Deficit

Current liabilities
   Accrued income taxes                                               $  66,629
                                                                      ---------
        Total current liabilities                                        66,629
                                                                      ---------

Commitments

Stockholders' deficit
   Preferred stock; $.01 par value; 5,000,000 shares authorized; no
    shares issued and outstanding                                          --
   Common stock; $.01 par value; 10,000,000 shares authorized;
    1,891,579 issued and outstanding                                     18,916
   Additional paid-in capital                                           263,821
   Accumulated deficit since December 31, 2002 in connection with a
    quasi-reorganization                                               (333,124)
                                                                      ---------
        Total stockholders' deficit                                     (50,387)
                                                                      ---------

Total liabilities and stockholders' deficit                           $  16,242
                                                                      =========


                       See notes to financial statements.



                                     FUN CITY POPCORN, INC.

                                    Statements of Operations


                                                                         For the Years Ended
                                                                            September 30,
                                                                         2004           2003

Operating expenses
   General and administrative                                        $    24,306    $     5,109
                                                                     -----------    -----------

Loss from operations                                                     (24,306)        (5,109)

Other income (expense)
   Interest expense                                                          (75)        (6,000)
   Other income                                                           15,303           --
                                                                     -----------    -----------

Loss from continuing operations before income taxes                       (9,078)       (11,109)

Income tax benefit                                                         2,800          3,052
                                                                     -----------    -----------

Loss from continuing operations                                           (6,278)        (8,057)
                                                                     -----------    -----------

Discontinued operations
   Loss from discontinued operations                                        --           (7,864)
   Gain on disposal of assets, net of tax provision of $72,629           234,385           --
                                                                     -----------    -----------
                                                                         234,385         (7,864)
                                                                     -----------    -----------

Net income (loss)                                                    $   228,107    $   (15,921)
                                                                     ===========    ===========

Basic and diluted weighted average common shares outstanding           1,891,579      1,891,579
                                                                     ===========    ===========

Basic and diluted loss per common share from continuing operations   $    (0.003)   $    (0.004)

Basic and diluted income (loss) per common share from discontinued
 operations                                                                0.124         (0.004)
                                                                     -----------    -----------

Basic and diluted income (loss) per common share                     $     0.121    $    (0.008)
                                                                     ===========    ===========


                               See notes to financial statements.

                                               F-5



                                                      FUN CITY POPCORN, INC.

                                       Statement of Changes in Stockholders' Equity (Deficit)
                                          For the Years Ended September 30, 2004 and 2003


                                                                                                                          Total
                                      Preferred Shares              Common Stock          Additional                  Stockholders'
                                 -------------------------   -------------------------     Paid-in       Accumulated     Equity
                                    Shares        Amount        Shares        Amount       Capital         Deficit      (Deficit)
                                 -----------   -----------   -----------   -----------   -----------    -----------    -----------
Balance - September 30, 2002            --     $      --       1,891,579   $    18,916   $ 1,077,220    $  (829,067)   $   267,069

Net income prior to the
 quasi-reorganization                   --            --            --            --            --           15,668         15,668

Quasi-reorganization (Note 7)           --            --            --            --        (813,399)       813,399           --

Net loss subsequent to the
 quasi-reorganization                   --            --            --            --            --          (31,589)       (31,589)
                                 -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance - September 30, 2003            --            --       1,891,579        18,916       263,821        (31,589)       251,148

Dividends paid to stockholders          --            --            --            --            --         (529,642)      (529,642)

Net income subsequent to the
  quasi-reorganization                  --            --            --            --            --          228,107        228,107
                                 -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance - September 30, 2004            --     $      --       1,891,579   $    18,916   $   263,821    $  (333,124)   $   (50,387)
                                 ===========   ===========   ===========   ===========   ===========    ===========    ===========


                                                See notes to financial statements.

                                                               F-6



                             FUN CITY POPCORN, INC.
                       See notes to financial statements.

                            Statements of Cash Flows


                                                                                 For the Years Ended
                                                                                    September 30,
                                                                                  2004         2003
                                                                               ---------    ---------
Cash flows from operating activities
   Net income (loss)                                                           $ 228,107    $ (15,921)
   Add loss from discontinued operations                                            --          7,864
   Less gain from the sale of assets from discontinued operations               (234,385)        --
                                                                               ---------    ---------
   Net loss from continuing operations                                            (6,278)      (8,057)
   Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities
     Depreciation                                                                   --          5,109
     Deferred tax asset                                                             --         (6,230)
     Changes in assets and liabilities
       Income tax receivable                                                      12,509      (12,509)
       Accrued income taxes                                                       66,629         --
                                                                               ---------    ---------
        Net cash provided by (used in) operating activities of continuing
         operations                                                               72,860      (21,687)
        Net cash provided by operating activities of discontinued operations      10,583       20,686
                                                                               ---------    ---------
        Net cash provided by (used in) operating activities                       83,443       (1,001)
                                                                               ---------    ---------

Cash flows from investing activities
   Purchase of property and equipment                                               --        (27,866)
   Proceeds from the sale of operating assets                                       --           --
                                                                               ---------    ---------
        Net cash provided by (used in) investing activities of continuing
         operations                                                                 --        (27,866)
        Net cash provided by investing activities of discontinued operations     426,317       21,940
                                                                               ---------    ---------
        Net cash provided by (used in) investing activities                      426,317       (5,926)
                                                                               ---------    ---------

Cash flows from financing activities
   Payments on notes payable                                                        --         (7,462)
   Payment of dividends to shareholders                                         (529,642)        --
                                                                               ---------    ---------
        Net cash used in financing activities of continuing operations          (529,642)      (7,462)
        Net cash used in financing activities of discontinued operations            --           (509)
                                                                               ---------    ---------
        Net cash used in financing activities                                   (529,642)      (7,971)
                                                                               ---------    ---------

Net decrease in cash                                                             (19,882)     (14,898)

Cash - beginning of year                                                          36,124       51,022
                                                                               ---------    ---------

Cash - end of year                                                             $  16,242    $  36,124
                                                                               =========    =========


Supplemental disclosure of cash flow information:

         Cash paid for interest for the years ended September 30, 2004 and 2003 was $75 and $2,017, respectively.

Supplemental disclosure of non-cash activity for the year ended September 30, 2004:

         During 2004, substantially all of the Company's net operating assets and liabilities were sold for a total of $646,213. The Company received cash of 426,317 and the buyer assumed certain liabilities and debt totaling $219,896 (Note 3).

         During 2004, a note payable to a related party was written off as interest expense in the amount of $6,000.


                       See notes to financial statements.

                                      F-7

                             FUN CITY POPCORN, INC.

                          Notes to Financial Statements


Note 1 - Description of Business and Summary of Significant Accounting Policies
-------------------------------------------------------------------------------

Fun City Popcorn, Inc., (the Company), a Nevada corporation, engages in the wholesale distribution of food products in the beverage and snack categories in Nevada.

In June 2001, the Board of Directors of the Company's then parent, Tone Products, Inc. (an Arkansas corporation) ("Tone"), voted to distribute all of its shares of Fun City Popcorn, Inc. ("Fun City") on a pro rata basis to Tone's shareholders. As a result, effective September 30, 2001, the Company was no longer a wholly-owned subsidiary of Tone.

In September 2003, the Company entered into an agreement to sell substantially all of its assets to Fun City Foods, Inc., a non affiliated Nevada corporation. The agreement was executed in March 31, 2004. See Note 3 for further disclosure of the transaction.

In August 2004, a non-affiliated group of investors purchased 1,441,027 shares, approximately 76.2%, of the Company's outstanding stock from existing stockholders.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. As of September 30, 2004, the Company had no cash equivalents.

Income Taxes
------------

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences result primarily from depreciation expense.

Basic and Diluted Earnings Per Common Share
-------------------------------------------

In accordance with Financial Accounting Standards Board ("FASB") No. 128, basic earnings per share are computed by dividing net income by the number of weighted average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year.

Revenue Recognition
-------------------

The Company recognizes revenue when the products are shipped. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recorded.

                             FUN CITY POPCORN, INC.

                          Notes to Financial Statements


Note 1 - Description of Business and Summary of Significant Accounting Policies
-------------------------------------------------------------------------------
(continued)
-----------


Long-Lived Assets
-----------------

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired.

Recently Issued Accounting Pronouncements
-----------------------------------------

In December 2004, the FASB approved Financial Accounting Standard 123R, "Share Based Payment, and Amendment of FASB Statements No. 123 and 95." The Standard covers the accounting for transactions in which an enterprise pays for employee services with share based payments including employee stock options. Under the Standard, all share based payments would be treated as other forms of compensation by recognizing the related costs generally measured as the fair value at the date of grant in the income statement. The Company does not believe that it will have a material effect on the Company's financial statements. This pronouncement will be effective for interim and year end periods beginning after June 15, 2005.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
-----------------

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.


Note 2 - Going Concern
----------------------

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business.

During 2004, the Company entered into and completed an agreement to sell all of its operating assets.

In October 2004, the Company entered into a Revolving Credit Agreement with three of the majority stockholders of the Company. This Revolving Credit Agreement allows the Company to borrow up to $100,000 with interest charged at 6.0% per annum.

On November 5, 2004, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Lev Acquisition Corp., a wholly-owned subsidiary of the Company (the "Lev Sub"), and Lev Pharmaceuticals, Inc. ("LEV"). Pursuant to the Merger Agreement, Lev Sub has agreed to merge with and into LEV and the combined entity will be a wholly-owned subsidiary of the Company.

                             FUN CITY POPCORN, INC.

                          Notes to Financial Statements


Note 3 - Discontinued Operations
--------------------------------

On September 30, 2003, the Company entered into an agreement with a non-affiliated party, Fun City Foods, Inc. (the "Buyer"), to sell substantially all of its operating assets. The sale was approved by the Board of Directors, subject to stockholder approval. The sale was approved and completed in March 2004.

In March 2004, funds amounting to $426,371 were received by the Company related to the completion of the sale. The proceeds from the sale were distributed to the Company's stockholders in April 2004 on a pro rata basis based upon their respective share ownership.

As a condition of the sale of its operating business, the Company entered into a covenant not to compete for a period of two years from the closing date of the sale transaction wherein it will not engage in any business in the states of Nevada, Arizona, Utah, or California that would be in competition with the business of Fun City Foods, Inc. as it existed at the closing date in March 2004.

During the third quarter of 2004, the Company reported the following gain on the disposal of its assets:


Assets sold                                                           $ 339,253
Liabilities assumed by buyer                                           (219,896)
                                                                      ---------
Net assets sold                                                         119,357
Cash received                                                           426,371
                                                                      ---------

Gain on disposal of assets                                            $ 307,014
                                                                      =========


Note 4 - Income Taxes
---------------------

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that are not expected to be realized based on available evidence.

Components reflected in the statements of operations are as follows:

                                                          For the Years Ended
                                                             September 30,
                                                         2004            2003
                                                       --------        --------
Continuing operations:
     Income tax (benefit) expense                      $ (2,800)       $ (3,052)

Discontinued operations:
     Income tax (benefit) expense                        72,629          (2,978)
                                                       --------        --------
                                                       $ 69,829        $ (6,030)
                                                       ========        ========

                             FUN CITY POPCORN, INC.

                          Notes to Financial Statements


Note 4 - Income Taxes (continued)
---------------------------------

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income (loss) compared to the income taxes in the statements of operations for the years ended September 30, 2004 and 2003:

                                                          For the Years Ended
                                                             September 30,
                                                          2004           2003
                                                         -------        -------
Income tax benefit at the statutory rate                 $(3,087)       $(3,777)

Change resulting from:
         Non deductible expenses                            --              100
         Effect of change in tax rate                       --              625
         Other                                               287           --
                                                         -------        -------
                                                         $(2,800)       $(3,052)
                                                         =======        =======


Note 5 - Related Party Transactions
-----------------------------------

Amount Due to Related Party
---------------------------

As of September 30, 2003, the Company had amounts due to Tone (a related party) of $106,000. The amount due to Tone as of September 30, 2003 was paid in full in 2004 and the Company's assets released from the collateralization lien. The payment of the amounts due to Tone and the release of lien were done in conjunction with the sale of the Company's operating business.

Related Party Lending
---------------------

In March 2004, Tone loaned $150,000 to Fun City Foods, Inc. (the "buyer") who purchased substantially all of the operating assets of the Company. These funds were utilized by the buyer in the sale transaction to satisfy the amount due to related party (Tone) and to satisfy the Company's line-of-credit to the bank.

During the year ended September 2004, Tone forgave debt of $19,404 related to a note payable due to Tone. As a result of this transaction, a $6,000 tax provision related to continuing operations has been recorded.

                             FUN CITY POPCORN, INC.

                          Notes to Financial Statements


Note 6 - Stockholders' Equity
-----------------------------

Change in Control of the Company
--------------------------------

On August 6, 2004, a non-affiliated group (the "Group") purchased 1,441,027 shares (approximately 76.2%) of the outstanding common stock of the Company from existing stockholders (the "Sellers"). This purchase of shares represents a change in control of the Company. The Group also agreed to pay the Sellers a portion of any profits earned by the Group upon any resale of the shares. The purchase price for the shares was $300,000 plus the assumption by the Group of approximately $66,800 of the Company's liabilities.


Note 7 - Quasi-Reorganization
-----------------------------

On December 31, 2002, as a result of the Company's Board of Director's approval of the plan of informal quasi-reorganization, the accumulated deficit amount that was present in the shareholders' equity section in the balance sheet was eliminated. The readjustment was accomplished in accordance with the laws of the state of Nevada. A portion of the Company's then additional paid-in capital was used to eliminate in its entirety the then current accumulated deficit of $813,399. Retained earnings or accumulated deficit shown on the balance sheet for the next ten years, or for a relevant period if shorter, will reflect activity beginning as of December 31, 2002. The accumulated deficit that was eliminated as of December 31, 2002, in its entirety, represented results of operations that occurred prior to the spin-off of the Company from its former parent, Tone Products, Inc. ("Tone") on September 30, 2001. The accumulated deficit at the date of the quasi-reorganization resulted primarily from the amortization of and then the eventual impairment of the goodwill that arose from the Company's acquisition by Tone.


Note 8 - Subsequent Events
--------------------------

Revolving Credit Agreement
--------------------------

On October 2, 2004, the Company entered into a Revolving Credit Agreement with three of the majority stockholders of the Company. This Revolving Credit Agreement allows the Company to borrow up to $100,000 from the stockholders with interest charged at 6.0% per annum. In consideration of the Revolving Credit Agreement, the Company issued a total of 2,613,951 shares of the Company's common stock to the three stockholders. Due to the minimal trading volume of the Company's common stock, the fair value of the shares has not been determined.

Agreement and Plan of Merger
----------------------------

On November 5, 2004, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), with Lev Acquisition Corp., a wholly-owned subsidiary of the Company (the "Lev Sub"), and Lev Pharmaceuticals, Inc. ("LEV"). Pursuant to the Merger Agreement, Lev Sub has agreed to merge with and into LEV and the combined entity will be a wholly-owned subsidiary of the Company (the "Merger").

                             FUN CITY POPCORN, INC.

                          Notes to Financial Statements


Note 8 - Subsequent Events (continued)
--------------------------------------

Agreement and Plan of Merger (continued)
----------------------------------------

Pursuant to the Merger Agreement the Company plans to issue 5,250,928 shares of its common stock and 5,000,000 of its convertible preferred stock to holders of LEV common stock and including, upon exercise, holders of outstanding LEV options and warrants (the "LEV Shareholder"). The shares of convertible preferred stock will be automatically convertible into an aggregate 69,703,430 shares of the Company's common stock upon approval by the Company's stockholders of a Certificate of Amendment of the Company's Articles of the Incorporation increasing the Company's authorized common stock to 150,000,000 shares, which is expected to occur after the closing of the Merger. After the Amendment of the Company's Articles of Incorporation, approximately 94.33% of the Company's issued and outstanding common stock (on a fully-diluted basis) will be owned or exercisable by the LEV Shareholders and the remainder will be held by the Company's current shareholders. Closing of the Merger is subject to, among other things, stockholder approval by the stockholders of LEV.

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2004, have concluded that our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to our Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

During the three months ended September 30, 2004, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the change in control of the Company on August 6, 2004, there is only one employee who is overseeing all assets of the Company. Thus, there are no segregation of duties within the Company.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Each member of our Board of Directors shall serve until his successor is elected and qualified, or until his earlier resignation, death or removal. Officers are appointed annually by the Board and each serves at the discretion of the Board.

Set forth below is certain information regarding the directors and executive officers of the Company as of December 28, 2004. There are no agreements with respect to the election of this director.


Name                         Age                 Position


James Eller                  55                  Chief Executive Officer, Chief
                                                 Financial Officer and Director


James Eller has been Chief Executive Officer, Chief Financial Officer and Director of Fun City since August 6, 2004. Mr. Eller has been involved in the real estate and financial services industry since 1972 when he began his career at Loup-Miller Realty, Inc. During his 14-year tenure at Loup-Miller, Mr. Eller was responsible for the day-to-day operations of the real estate, development and leasing activities of the company. He has extensive experience in the restructuring of real estate and non-performing loans, having acted as Senior Vice President at United Savings Bank of Wyoming, and President of Uniwest Mortgage Company and Alden Capital Markets. Since May 1994, Mr. Eller has been a Vice President with Inverness Investments, where he has been responsible for performing administrative and portfolio oversight, corporate compliance and generating and reviewing new business transactions. Mr. Eller was responsible for the construction oversight and financial disbursements for the Deer Creek at Meadow Ranch golf course located in Southwest Denver. Mr. Eller was one of the owners and founders of The Golf Club at Redland Mesa. Redlands Mesa, located in Grand Junction Colorado, was awarded the best new affordable golf course in the United States for the year 2001 by Golf Digest magazine. As managing partner, Mr. Eller was responsible for the day to day operations of the golf club as well as long range planning and budgeting.

Currently, there is no arrangement, agreement or understanding between management and non-management shareholders under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs. There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current officers or directors is acting on behalf of, or will act at the direction of any other person.

BOARD OF DIRECTORS MEETINGS
---------------------------

During the fiscal year ended September 30, 2004, our Board of Directors held one meeting.



BOARD OF DIRECTORS COMMITTEES
-----------------------------

Currently, our Board does not have any standing audit, nominating or compensation committees, or committees performing similar functions. Our sole
Director performs the duties of an audit committee. Our Board does not have a nominating committee as we have no employees and no operating business. The functions customarily performed by a nominating committee are performed by our sole Director.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

Section 16(a) of the Exchange Act requires officers, directors and beneficial owners of more than 10% of the Company's shares to file reports with the Commission and submit those reports to the Company. Based solely on a review of the reports and representations furnished to the Company during the last fiscal year by such persons, the Company believes that each of these persons is in compliance with all applicable filing requirements.

CODE OF ETHICS
--------------

The Company has not adopted a code of ethics that applies to its Chief Executive
Officer and principal financial officer because the Company only has one employee who also serves as the sole director of the Company.

ITEM 10. EXECUTIVE COMPENSATION.

During the year ended September 30, 2004, none of our officers received any compensation from the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of December 28, 2004, we had 4,505,530 shares of common stock issued and outstanding, which is the only class of voting securities that would be entitled to vote for directors at a stockholders' meeting if one were to be held. Each share of common stock is entitled to one vote.

The following table lists share ownership of the Company's common stock as of December 28, 2004. The information includes beneficial ownership by (i)holders of at least 5% of the Company's common stock, (ii) each of our current directors and executive officers and (iii) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the Commission. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                                                       Amount and Nature
                        Name and Address of                             of Beneficial           Percentage of
Title of Class          Beneficial Owner (1)     Director/ Officer      Ownership (2)           Class (2)

Common Stock            Gary McAdam                                       1,351,618               30.0%


Common Stock            Gary Agron                                        1,351,619               30.0%

                        Mathis Family
Common Stock            Partners Ltd.                                     1,234,487               27.4%

                                                 Chief Executive
Common Stock            James Eller              Officer and                117,131                2.6%
                                                 Director
All directors and
officers as a group                                                         117,131                2.6%
(one person)

(1) The address of each beneficial owner is c/o Fun City Popcorn, Inc., 2560
West Main Street, Suite 200, Littleton, Colorado 80120.

(2) Percentages of common stock are computed on the basis of 4,505,530 shares of common stock outstanding as of December 28, 2004.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On August 6, 2004, Timothy E. Evon, Thomas T. Evon and William H. Hamen ("Sellers") sold an aggregate of 1,441,027 shares of the Company's common stock to Earnest Mathis, Gary McAdam and Gary A. Agron ("Purchasers"). Messrs. Mathis, McAdam and Agron acquired 480,342 shares, 480,342 shares and 480,343 shares, respectively. The purchase price for the shares was $300,000 plus the assumption by the Purchasers of approximately $66,800 of the Company's liabilities. The Purchasers also agreed to pay the Sellers a portion of any profits earned by the Purchasers upon any resale of the shares. The purchase price was satisfied by the delivery to Sellers from Purchasers of a non-interest bearing $300,000 promissory note due no later than February 6, 2006 and the assumption by the Purchasers of the aforesaid liabilities of the Company in the approximate amount of $66,800.

On October 2, 2004, Gary J. McAdam, Gary A. Agron and Mathis Family Partners, Ltd., each principal stockholders of the Company, agreed to loan the Company up to an aggregate $100,000. The loan bears interest on any outstanding balance at 6% per annum, any outstanding amounts are due on demand and the obligation of the lenders to loan any funds terminates upon the earlier of October 2, 2005 or upon the merger of the Company or the acquisition of a controlling interest in the Company. As of December 28, 2004, no amounts were outstanding under the loan. In consideration of the loan, the Company issued to each of Gary J. McAdam, Gary A. Agron and Mathis Family Partners, Ltd. 871,317 shares of common stock of the Company or an aggregate of 2,613,951 shares.

 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

2.1 Agreement and Plan of Merger by and among Fun City Popcorn, Inc., LEV Acquisition Corp., and LEV Pharmaceuticals, Inc., dated November 5, 2004 (incorporated by reference to Exhibit 2.1 to Form 8-K filed November 10, 2004).


2.2 Amendment No. 1 to Agreement and Plan of Merger by and among Fun City Popcorn, Inc., Lev Acquisition Corp. and Lev Pharmaceuticals, Inc., dated as of December 8, 2004.


10.1 Revolving Credit Agreement dated as of October 1, 2004 by and between Fun City Popcorn, Inc. and Gary J. McAdam, Mathis Family Partners, Ltd. and Gary A. Agron.

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

          On October 3, 2003, we filed a Form 8-K announcing that we had entered into an agreement to sell substantially all of our assets to Fun City Foods, Inc., a non-affiliated Nevada corporation.

          On August 9, 2004, we filed a Form 8-K announcing that our principal stockholders, Timothy E. Evon, Thomas T. Evon and William H. Hamen sold an aggregate of 1,441,027 shares of our common stock to Earnest Mathis, Gary McAdam and Gary A. Agron.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended September 30, 2004 and 2003, and for the reviews of the financial statements included our Quarterly Reports on Form 10-QSB during those fiscal years were $19,525 and $34,870, respectively.

Audit-Related Fees. The aggregate fees billed by our auditors for Audit Related matters were $5,046 for the fiscal year ended September 30, 2004 and 0 for the fiscal year ended September 30, 2003.

Tax Fees. The aggregate fees billed by our auditors for tax compliance matters were $454 for the fiscal year ended September 30, 2004 and $1,085 for the fiscal year ended September 30, 2003.

All Other Fees. For the fiscal years ended September 30, 2004 and 2003, we did not incur fees to auditors for services rendered to us, other than the services covered in "Audit Fees" or "Tax Fees."

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FUN CITY POPCORN, INC.





                                          BY:  /s/  JAMES ELLER
                                             --------------------------------
                                                    JAMES ELLER
                                                    CHIEF EXECUTIVE OFFICER
                                                    AND CHIEF FINANCIAL OFFICER




                                          Date: December 29, 2004

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/  JAMES ELLER                  CHIEF EXECUTIVE OFFICER,     December 29, 2004
-----------------------------     CHIEF FINANCIAL OFFICER
     JAMES ELLER                  AND DIRECTOR