Form 10KSB
period 2004-12-31
Lev Pharmaceuticals Inc
filed 2005-03-31
CIK 1144062

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                          COMMISSION FILE NO. 000-32947

                            Lev Pharmaceuticals, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Delaware                                       71-0390957
    -------------------------------                    -------------------
    (State or Other Jurisdiction of                     (I.R.S. Employer
    Incorporation or Organization)                     Identification No.)

  122 West 42nd Street, Suite 2606, New York, New York           10168
  ----------------------------------------------------         ---------
    (Address of Principal Executive Offices)                   (Zip Code)

                                 (212) 682-3096
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                     Common Stock, $.01 Par Value Per Share

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's revenues for the year ended December 31, 2004 were $0.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 15, 2005, based on the closing bid price on such date was $ 49,267,213.

      As of March 15, 2005, the issuer had a total of 76,303,319 shares of common stock outstanding.

      Transitional Small Business Disclosure Format (Check one): |_| Yes |X| No

                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1.     DESCRIPTION OF BUSINESS........................................   3
Item 2.     DESCRIPTION OF PROPERTY........................................  21
Item 3.     LEGAL PROCEEDINGS..............................................  21
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  21


                                    PART II

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......  22
Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.....  23
Item 7.     FINANCIAL STATEMENTS...........................................  28
Item 8A.    CONTROLS AND PROCEDURES........................................  28

                                    PART III

Item 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............  28
Item 10.    EXECUTIVE COMPENSATION.........................................  31
Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT...................................................  35
Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................  36
Item 13.    EXHIBITS.......................................................  36
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................  37

SIGNATURES

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      We have made forward-looking statements in this document, all of which are subject to substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate" and "continue" or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control. Accordingly, we do not undertake the obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. The factors listed in the section captioned "Risk Factors," as well as any cautionary language in this document, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in the "Risk Factors" section and elsewhere in this document could have a material adverse effect on our business, operating results and financial condition.

Introduction

      Lev Pharmaceuticals, Inc. ("Lev", "we", "our" or "us") is a biopharmaceutical company that was formed in July 2003 to focus on developing and commercializing therapeutic products for the treatment of inflammatory diseases. Our product candidates are based on C1-esterase inhibitor ("C1-INH"), a human plasma protein that mediates inflammation and is potentially applicable as a treatment for a range of medical indications. We initiated a Phase III clinical trial of our lead product candidate, C1-INH for the treatment of hereditary angioedema ("HAE"), in March 2005. Lev is also developing C1-INH for the treatment of acute myocardial infarction ("AMI"), or heart attack, and selective other diseases and disorders in which inflammation is known or believed to play an underlying role. We have certain rights to C1-INH technology through agreements with Sanquin Blood Supply Foundation ("Sanquin"), an Amsterdam-based not-for-profit organization that provides blood and plasma products and related services, carries out research and provides education, primarily in the Netherlands.

Recent Developments

      On November 5, 2004, Fun City Popcorn, Inc. ("FCP") a non-operating public company, Lev Acquisition Corp, its wholly-owed subsidiary ("Lev Sub") and Lev Development Corp, previously know as Lev Pharmaceuticals, Inc. ("Old Lev") entered into an Agreement and Plan of Merger, as amended on December 8, 2004 (the "Agreement"). On December 29, 2004, the merger closed and pursuant to the Agreement, Lev Sub merged into Old Lev and the combined entity became a wholly-owned subsidiary of FCP ("Merger 1").

      As a result of Merger 1, FCP issued 5,029,795 shares of common stock and 4,789,433 shares of Series A convertible preferred stock (the "Series A Preferred Stock") to holders of outstanding Old Lev common stock. On December 29, 2004, the Board of Directors and stockholders of FCP approved a merger of FCP into a newly formed, wholly-owned subsidiary of FCP ("Merger 2"). On February 17, 2005, Merger 2 closed and the issued and outstanding Series A Preferred Stock of FCP was automatically converted into an aggregate of 66,767,994 shares of common stock, which along with the 4,505,530 shares of FCP common stock outstanding prior to Merger 1 and the 5,029,794 shares of common stock issued to the Old Lev stockholders in Merger 1 resulted in a total of 76,303,319 shares of common stock outstanding as of February 17, 2005. As part of Merger 2, Old Lev changed its name to Lev Development Corp. and FCP changed its name to Lev Pharmaceuticals, Inc. Merger 1 which, resulted in the stockholders of Lev obtaining control of FCP, represents a recapitalization of FCP, or a "reverse merger" rather than a business combination. In connection therewith, Old Lev's historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by FCP while Old Lev's historical accumulated deficit was carried forward. All share and per share information has been retroactively restated in the accompanying consolidated financial statements. The consolidated financial statements herein are the consolidated financial statements of Old Lev.

Product Programs

      Our lead program is the development of C1-INH for the treatment of HAE. HAE is a rare genetic disorder characterized by episodic attacks of edema (swelling) in the extremities, face, abdomen, and, most seriously the airway passages. The disease is caused by a deficiency of C1-INH, and there are believed to be 6,000 or more people with HAE in the United States.

      Sanquin Blood Supply Foundation ("Sanquin") has been producing and selling successive generations of C1-INH, prepared from human plasma, in the Netherlands for over 30 years for the treatment of HAE. Continuous product development efforts at Sanquin have resulted in the current, highly purified product that has been marketed in Europe since 1997. Despite its long record of use in Europe, however, C1-INH, has never been introduced in the United States. Through a supply and distribution agreement with Sanquin, we have the exclusive right to market and sell C1-INH prepared by Sanquin, for the treatment of HAE in North America and certain other geographic regions.

      We initiated a Phase III clinical trial of C1-INH for the treatment of HAE in March 2005. In July 2004, we received orphan drug designation from the FDA for C1-INH (human), which, upon product licensure, could provide us with a seven-year exclusive right to market its C1-INH product as a treatment for HAE in the United States.

      Our second development program is focused on the use of C1-INH in treating acute myocardial infarction (AMI), commonly known as a heart attack. AMI results from an obstruction of blood flow to the heart, and there are approximately 1,200,000 patients with AMI in the United States annually, resulting in an estimated 500,000 directly attributable deaths. Current treatments for AMI, both surgical and pharmaceutical, are directed at restoring blood flow to heart tissue or preventing further obstruction. Despite a widespread appreciation for the role of inflammation in AMI in both the scientific and medical communities, no presently available treatments directly target the mechanisms of inflammation. Based on preliminary animal and clinical data, we believe that C1-INH may be useful as a treatment for AMI.

      The process of inflammation underlies a number of other serious diseases, including gram-negative septicemia and inflammatory bowel disease, and is now also understood to play a role in other disorders previously thought to be unrelated to inflammation, including Alzheimer's disease and stroke. As a potent mediator of inflammation, C1-INH has been examined as a potential treatment for some of these diseases, in animal studies, and in a limited number of disorders, in clinical studies as well. Based on these studies, and on the role C1-INH is known to play in inhibiting key inflammatory pathways, we intend to develop C1-INH for certain other diseases and disorders. We believe that the extensive clinical experience with C1-INH in treating HAE in Europe will facilitate its introduction into other clinical indications.

Strategy

      Our goal is to create a biopharmaceutical company that develops and commercializes a portfolio of C1-INH products that offer improved efficacy and safety characteristics over existing treatments. The key elements of our strategy are to:

      o complete the development of our lead product candidate, C1-INH for the treatment of HAE;
      o     advance our second product candidate, C1-INH for the treatment of
            AMI, into pre-clinical development in the United States; and
      o     selectively develop C1-INH for additional therapeutic indications.

Technology

      C1-INH is a human plasma protein that mediates inflammation and coagulation. In Europe, C1-INH, produced by several manufacturers, has been used to treat patients with HAE safely and effectively for more than 30 years, and is widely accepted as the treatment of choice for HAE. It is this extensive record of safety and efficacy that provides the basis for our lead program, the development of C1-INH in the United States for the treatment of HAE.

      Beyond this impressive record of clinical experience, however, C1-INH is also a well-characterized and well-understood molecule that is known to play a key role regulating the complex biochemical interactions of blood-based systems involved in inflammation and coagulation. C1-INH is known to be either a major or minor inhibitor of at least seven proteins involved in these systems. More specifically, C1-INH is known to inhibit three key biochemical pathways underlying inflammation and/or coagulation - the complement system, the contact pathway of intrinsic coagulation and the fibrinolytic system. Under normal circumstances, these systems play important roles in defending the body from infection, injury and disease and in repairing tissue damage. If improperly controlled, however, these same systems can cause or contribute to disease and tissue damage. Excessive activity in one or more of these systems is known or believed to contribute to a number of diseases or disorders, including: myocardial infarction, ischemic-reperfusion injury, inflammatory bowel disease, gram-negative septicemia, Alzheimer's disease and stroke.

      Based on (i) the demonstrated role of these inflammatory pathways in specific diseases, (ii) the known function of C1-INH in regulating these pathways, and (iii) the extensive clinical experience in using C1-INH to treat HAE, C1-INH has been extensively studied, both clinically and pre-clinically, as a potential treatment for a number of diseases. We intend to leverage and extend these studies to develop a portfolio of products based on C1-INH.

Hereditary Angioedema

Background

      HAE is a genetic disorder characterized by episodes of edema (swelling) in the extremities, face, abdomen, and airway passages. The majority of patients have stretches of severe abdominal pain, nausea, and vomiting that is caused by swelling in the intestinal wall. Attacks that involve the face and throat must be taken seriously and medical treatment should be sought without delay. Swelling of the throat can close the air passage and cause death by suffocation. The mortality rate from untreated airway obstruction has been reported to be over 30% with death most frequently caused by asphyxiation due to airway closure. The course of the disease is diverse and unpredictable, even within a single patient over his lifetime. Swelling caused by HAE usually lasts for 24-72 hours, but the length of an attack can range from four hours to four days. On average, patients experience approximately one attack per month, but the frequency is highly variable. As many as 5% to 10% of patients are severely affected, experiencing attacks one to three times per week. HAE affects between 1:10,000 and 1:50,000 individuals worldwide and there are believed to be 6,000 or more people with HAE in the United States.

      HAE is caused by a defective gene for C1-INH, and this defect is passed on in families - a child has a 50% chance of inheriting this disease if one parent is affected. The absence of family history, however, does not rule out HAE diagnosis, and as many as 20% of HAE cases involve patients who appear to have had a spontaneous mutation of the C1-INH gene at conception. The genetic defect results in production of either inadequate or nonfunctioning C1-INH protein.

      C1-INH is known to inhibit three key biochemical pathways underlying inflammation and/or coagulation - the complement system, the contact pathway of intrinsic coagulation and the fibrinolytic system. Excessive activity of each of these systems has been demonstrated in HAE, as evidenced by increased levels of components of the complement system, kallikrein, coagulation Factors XIa and XIIa, and plasmin. The biochemical imbalance that results from reduced levels of functional C1-INH leads to the production of proteins and peptides that cause fluids to be released from the capillaries into surrounding tissues thereby causing edema.

      In the absence of C1-INH activity, activated C1 and plasmin generate certain inflammatory mediators that are thought to be causal factors of the angioedema observed in patients with HAE. C1-INH concentrate replaces the missing or non-functional protein and inhibits the cataclysmic subunits of the first component of the classic complement pathway (C1r and C1s), as well as inhibition of the function of kallikrein, plasmin, and coagulation factors XIa and XIIa.

      Because HAE is rare and has a wide variability in disease expression, it is not uncommon for patients to remain undiagnosed or misdiagnosed for many years. Many patients report that their frequent and severe abdominal pain was inappropriately diagnosed as psychosomatic. Although rare, HAE is a disease with potentially catastrophic consequences for those affected. Aside from the potentially fatal acute respiratory compromise, unnecessary exploratory surgery has been performed on patients experiencing gastrointestinal edema because abdominal HAE attacks mimic conditions requiring surgery.

      Traditionally, HAE has been classified into two types (I and II). The most common form of the disease, Type I, is characterized by low levels of C1-INH and affects about 85% of patients, whereas Type II HAE affects 15% of patients and is characterized by non-functional C1-INH. A third type of HAE has been identified in which the abnormal C1-INH protein binds to albumin effectively reducing the amount of functional C1-INH.

Current Treatments of HAE

      Treatment of HAE can be categorized as: (i) preventive treatments for patients severely affected by HAE; and (ii) mitigation treatments to remedy the symptoms of infrequent episodic acute attacks. The only currently available treatments in the United States for severe attacks are anabolic steroids, pain control, and rehydration. Restriction of the inciting activity (e.g. repetitive motion such as typing or hammering) is also advised. Current treatments for HAE in the United States do not prevent all attacks and have adverse side effects.

      Long-term prevention therapy is recommended for patients who experience more than one attack per month, or who believe the disease significantly interferes with their quality of life. Most of these patients are currently treated with anabolic steroids that reduce the frequency of attacks of edema. The most commonly used steroids are alpha-alkylated androgens such as stanozolol and danazol. Although these drugs are effective in reducing the number and severity of the most serious attacks, they do not prevent all attacks. In addition, use of such anabolic steroids can have numerous side effects ranging from hepatotoxicity (liver toxicity), virilization (development of male sexual characteristics in a female), weight gain, acne and hirsutism (unwanted hair growth). Another preventive treatment is the use of freshly frozen plasma, which contains C1-INH, but which also contains a wide variety of other factors that may activate multiple inflammatory pathways and exacerbate an attack.

      There are currently no approved treatments for acute attacks available in the United States. Rather, current therapies primarily focus upon treating the symptoms of an acute attack. For swelling of the intestinal wall, which can cause debilitating pain, narcotics such as morphine and antiemetics for nausea are given, but these medications only address the symptoms and not the underlying cause. For severe laryngeal swelling, which can be life threatening, rescue therapy such as intubation or tracheotomy may be required. There are no treatments available for swelling of the face or extremities.

C1-Esterase Inhibitor for the Treatment of HAE

      HAE can be effectively treated with intravenous administration of C1-INH purified from human plasma. In Europe, C1-INH, produced by several manufacturers, has been used to treat patients with HAE safely and effectively for more than 30 years, and is widely accepted by HAE associations around the world as the treatment of choice for acute attacks of HAE. It can be used to treat acutely, when there is an attack, or prophylactically, to prevent attacks, depending on the severity of the case. The treatment concept is similar to hemophilia, in which a patient is treated regularly with the particular clotting factor in which he is deficient. In spite of this long record of safety and efficacy in Europe, C1-INH has never been introduced in the United States and it is our objective to bring C1-INH to the United States for the treatment of patients with HAE.

      Our first product candidate, C1-INH prepared from human plasma, is being developed for both acute and prophylactic treatment of HAE. C1-INH is given by intravenous administration. Published studies by others have shown C1-INH treatment to resolve angioedema in 30 minutes to two hours, compared to 24-72 hours when untreated. A research study published in the New England Journal of Medicine in 1996, provided evidence that this treatment was safe and effective for both prevention of attacks and as an acute attack therapy - rapid resolution of laryngeal, facial, abdominal, and extremity swelling was observed. A study published in the Archives of Internal Medicine in 2001 concluded C1-INH to be highly effective in treating the laryngeal edema of HAE with rapid resolution of symptoms. We believe these studies, and others showing comparable efficacy, are representative of the extensive European clinical experience using C1-INH as a treatment for HAE for more than 30 years.

      We entered into a distribution and manufacturing services agreement with Sanquin in January 2004. Sanquin currently manufactures and markets a highly purified preparation of C1-INH in Europe and pursuant to the agreement, Sanquin agreed to provide us with C1-INH for use in our clinical trials and for commercial distribution upon regulatory licensure. Pursuant to the agreement, we have distribution rights in all countries in North, Central and South America, with the exception of the Dutch Overseas Territories, Argentina and Brazil.

      On September 20, 2004, we entered into a services agreement with Compleware in connection with the design, management and implementation of our Phase III clinical trial of C1-INH for the treatment of HAE. On March 1, 2005, we terminated the agreement. On March 2, 2005, we entered into a new services agreement with INC Research which governs INC Research's provision of services in connection with the support of clinical investigation, management and/or research of our Phase III clinical trial. It is estimated that we will pay INC Research approximately $1,000,000 for its services over the next two years.

Acute Myocardial Infarction

Background

      AMI, commonly known as a heart attack, is a sudden, life-threatening cardiac disorder caused by an obstruction of blood flow to the heart. The major symptom of AMI is chest discomfort, but associated symptoms include nausea, vomiting, shortness of breath, and dizziness. AMIs vary in severity and symptoms, and the intensity of the systems depends on the size of the area of heart muscle affected by the infarction. Clinical diagnosis of AMI is typically based on elevation of two cardiac enzymes, creatine phosphokinase and troponin, markers considered highly reliable measures of cardiac injury.

      AMI results in the development of myocardial necrosis, or death of heart cells or tissue, due to ischemia (lack of oxygen). The heart cells are not supplied with sufficient oxygen to meet their metabolic requirements. The most common cause of AMI is atherosclerosis or the accumulation of plaques in the arterial wall. Plaques can rupture and form a thrombus, or clot, that partially or totally blocks arterial blood flow. Patients with this condition suffer the disruption of the normal pattern of contractions of the heart muscle leading to atrial fibrillation (rapid uncontrolled beat) and/or heart failure. There are approximately 1,200,000 patients with AMI in the United States annually, resulting in an estimated 500,000 directly attributable deaths.

Current Treatments of AMI

      Current treatments of AMI are limited and are aimed at restoring blood flow, improving tissue oxygenation and preventing further arterial obstruction. The first line of treatment usually includes oxygen (to reduce the workload of the heart), aspirin (to inhibit further clot formation), nitroglycerin (to reduce the oxygen requirements of the heart) and morphine (for pain). Fibrinolytic drugs, such as streptokinase, urokinase or alteplase, are administered to dissolve clots, and heparin is given as an anticoagulant to prevent further clot formation. Percutaneous transluminal coronary angioplasty, or PTCA, is commonly performed to restore blood flow to the affected coronary artery, a procedure that may involve the placement of a stent to prevent closure of the vessel. In some cases, coronary arterial bypass graft surgery may be required. Antiplatelet medications, such as aspirin and clopidogrel, have become a cornerstone of therapy for AMI. These medications prevent the accumulation of platelets, a trigger event in clot formation. Newer strategies include the use of platelet glycoprotein IIb-IIIa receptor inhibitors, low molecular weight heparin, and Factor Xa inhibitors.

C1-INH for the Treatment of AMI

      Current treatments for AMI, both surgical and pharmaceutical, are directed at restoring blood flow to heart tissue or preventing further obstruction. The later stages of cardiac cell injury during AMI, however, result at least in part from an inflammatory response. Activation of the complement system has been demonstrated, inflammatory mediators have been identified, and certain anti-inflammatory drugs have been shown to reduce infarct size in animal models. Despite a widespread appreciation for the role of inflammation in AMI in both the scientific and medical communities, no presently available treatments directly target the mechanisms of inflammation. Based on preliminary animal and clinical data, we believe that C1-INH may be useful as a treatment for AMI.

      Two of the major inflammatory pathways believed to be involved in AMI are the complement system and the contact pathway of intrinsic coagulation. C1-INH is an important inhibitor of both of these pathways and, therefore, may provide a therapeutic benefit in the treatment of AMI. C1-INH has been studied extensively in animal models of myocardial infarction in rat, pig, cat and dog models. In these studies, C1-INH was shown both to restore blood flow and to reduce cardiac damage. The use of C1-INH in treating AMI has also been studied in a preliminary clinical trial published in the European Heart Journal in 2002. In 13 patients, release of troponin T and creatine kinase MB, two accepted biochemical markers of cardiac damage, were reduced by 36% and 57%, respectively, compared to 18 controls. We entered into an exclusive worldwide license with Sanquin for the use of C1-INH for the treatment of AMI.

Other Inflammatory Diseases

      The process of inflammation underlies a number of serious diseases, including rheumatoid arthritis and inflammatory bowel disease, and is now also understood to play a role in other disorders previously thought to be unrelated to inflammation, including Alzheimer's disease and stroke. C1-INH has been examined as a potential treatment for some of these diseases, in animal studies, and in a limited number of disorders, in clinical studies as well. C1-INH has been studied in animal models of pancreatitis, lung transplantation, burn injuries and traumatic shock. Preliminary clinical studies have been done in coronary bypass surgery, gram-negative septicemia and bone marrow transplantation. Based on these studies, and on the role C1-INH is known to play in inhibiting key inflammatory pathways, we intend to develop C1-INH for certain additional diseases and disorders. We believe that the extensive clinical experience with C1-INH in treating HAE in Europe will facilitate its introduction into other clinical indications.

Distribution, Manufacturing and Licensing Relationships

Distribution and Manufacturing Services Agreement with Sanquin

      We entered into a Distribution and Manufacturing Services Agreement with Sanquin as of January 16, 2004 (the "Distribution Agreement"). Under this agreement, Sanquin has granted us (i) the exclusive right to distribute, market, offer for sale, sell, import and promote C1-INH derived from human plasma as manufactured by Sanquin in all countries in North America and South America (other than the Dutch Overseas Territories, Argentina and Brazil), and (ii) a right of first refusal to distribute, market, offer for sale, sell, import and promote C1-INH derived from human plasma as manufactured by Sanquin in certain other geographic regions and under certain conditions.

      Under this agreement, we agreed to take primary responsibility for conducting the Phase III clinical trials of C1-INH for the treatment of HAE, and preparation and filing of all regulatory applications necessary to register the product candidate. In exchange, Sanquin agreed to provide us with the technical data and support necessary to assist us in preparing and filing all such regulatory applications.

      Furthermore, Sanquin agreed to supply C1-INH for our Phase III clinical trials. Upon receipt of FDA approval for our product candidate for the treatment of HAE, upon commercial launch of this product and thereafter during the term of the agreement, Sanquin will supply us with its commercial requirements for C1-INH for the treatment of HAE in each country where we have received regulatory approval. Our purchase of C1-INH from Sanquin is subject to minimum annual purchase requirements.

      The initial term of this agreement shall expire on December 31, 2007, subject to extension. We have the right to extend the term of this agreement for up to six years in two successive three year periods upon written notice to Sanquin no later than six months before this agreement or an extension of this agreement terminates.

      As per the agreement, we have obtained FDA consent for our plan to collect necessary data to support licensure in the United States and we have secured the support of a clinical research organization to conduct our Phase III clinical trials for our HAE product candidate. In addition, Sanquin has the right to terminate this agreement in the event, among other things, that:

      o     we fail to complete the enrollment of our Phase III clinical trials for its HAE product candidate within a specified time frame
      o     we fail to submit a biologics license application, ("BLA"), in the
            United States within a specified time frame; or
      o we fail to obtain marketing approval in the United States within a specified time frame.

Exclusive License Agreement with Sanquin

      We entered into a license agreement with Sanquin on January 27, 2004. Under this agreement, we have an exclusive, worldwide, royalty-bearing license, with the right to sublicense, to the use of C1-INH for the treatment of AMI. In connection with the license agreement, we paid Sanquin certain fees and reimbursed Sanquin for certain expenses. In addition, we have an obligation to pay Sanquin royalties on sales of products incorporating the licensed technology.

      We are required to create a comprehensive plan for the commercial exploitation of the licensed technology, and to such end we have agreed to commit at least $125,000 per annum during the first three years following the execution of this agreement toward such research. In addition, we have agreed to use commercially reasonable efforts to manufacture and market products incorporating the licensed technology.

      The license agreement, unless it is terminated earlier, shall continue in force until the expiration, invalidation or unenforceability of the last to expire patent licensed pursuant to the agreement. Either party may terminate the agreement in the event of an uncured breach by the other.

Intellectual Property

The following factors are important to our success:

      o     receiving patent protection for our product candidates;
      o     not infringing on the intellectual property rights of others;
      o     preventing others from infringing our intellectual property rights;
            and
      o     maintaining our patent rights and trade secrets.

      We actively seek, when appropriate, protection for our proposed products, technologies and proprietary information through United States and foreign patents. In addition, we rely upon trade secrets and contractual arrangements to protect our proprietary information.

      As of March 15, 2005, we own or license one United States patent and one foreign patent related to our technologies, compounds and their applications in pharmaceutical development or their use as pharmaceuticals. We face the risk that our issued patents may be challenged or circumvented or may otherwise not provide protection for any commercially viable products that we develop. We also note that United States patents and patent applications may be subject to interference proceedings, and United States patents may be subject to reexamination proceedings in the Unites States. Patent and Trademark Office (and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office), which could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, reexamination and opposition proceedings may be costly. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the very patent rights sought by us, which in turn could affect our ability to market a potential product to which that patent filing was directed. In the event that we seek to enforce any of our owned or exclusively licensed patents against an infringing party, it is likely that the party defending the claim will seek to invalidate the patents we assert, which, if successful, would result in the entire loss of our patent or the relevant portion of our patent and not just with respect to that particular infringer. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations.

      In addition, our ability to assert our patents against a potential infringer, depends on our ability to detect the infringement in the first instance. Many countries, including certain European countries, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties in some circumstances (for example, when the patent owner has failed to "work" the invention in that country, or the third party has patented improvements). In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Compulsory licensing of life saving drugs is also becoming increasingly popular in developing countries either through direct legislation or international initiatives. Such compulsory licenses could be extended to include some of our product candidates, which could limit our potential revenue opportunities. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection.

      Our success will also depend in part upon our not infringing patents issued to others. If our product candidates are found to infringe the patents of others, our development, manufacture and sale of such potential products could be severely restricted or prohibited.

      Patent litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim relating to infringement of patents that is successfully asserted against us may require us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. Furthermore, if a patent infringement suit were brought against us or our future strategic partners or licensees, if any, we or they may be forced to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third party's intellectual property unless that party grants us or our strategic partners or licensees rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if we or our strategic partners or licensees were able to obtain rights to the third party's intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

      Much of our technology and many of our processes depend upon the knowledge, experience and skills of our scientific and technical personnel. To protect rights to our proprietary know-how and technology, we generally require all employees, contractors, consultants, advisors, visiting scientists and collaborators as well as potential collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information. The agreements with employees and consultants also require disclosure and assignment to us of ideas, developments, discoveries and inventions. These agreements may not effectively prevent disclosure of our confidential information or provide meaningful protection for our confidential information.

Competition

      We compete in an industry characterized by intense competition and rapid technological change. New developments occur and are expected to continue to occur at a rapid pace. Discoveries or commercial developments by our competitors may render some or all of our technologies, products or potential products obsolete or non-competitive.

      Our principal focus is on the development of therapeutic products. We conduct research and development programs to develop and test product candidates and demonstrate to appropriate regulatory agencies that these products are safe and effective for therapeutic use in particular indications. Our principal competitors are companies that are already marketing products in those indications or are developing new products for those indications. Most of these organizations have greater financial resources and experience than we do. Companies developing therapeutics for the treatment of HAE include Dyax Corp., Jerini AG and Pharming Group N.V. In addition, ZLB Behring currently markets a plasma-derived C1-INH outside of the United States. Other competitors and potential competitors include companies that market and develop anabolic steroid-based drugs and anti-inflammatory compounds.

      For potential cardiovascular disease product applications, our potential competitors include numerous pharmaceutical and biotechnology companies, most of which have substantially greater financial resources and experience than we do.

Government Regulation

      Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and marketing of pharmaceuticals, and in our ongoing research and development activities. All of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, pharmaceutical drugs are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal, and in some cases state statutes and regulations, also govern or impact upon the manufacturing, safety, labeling, storage, record-keeping and marketing of pharmaceutical products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations, require the expenditure of substantial resources. Regulatory approval, when and if obtained for any of our product candidates, may be limited in scope which may significantly limit the indicated uses for which our product candidates may be marketed. Further, approved drugs and manufacturers are subject to ongoing review and discovery of previously unknown problems that may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

Preclinical Studies

      Before testing any compounds with potential therapeutic value in human subjects in the United States, stringent government requirements for preclinical data must be satisfied. Preclinical testing includes both in vitro and in vivo laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Preclinical testing results obtained from studies in several animal species, as well as from in vitro studies, are submitted to the FDA as part of an investigational new drug application, or IND, and are reviewed by the FDA prior to the commencement of human clinical trials. These preclinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial trials in human volunteers.

Clinical Trials

      If a company wants to test a new drug in humans, an IND must be prepared and filed with the FDA. The IND becomes effective if not rejected or put on clinical hold by the FDA within 30 days. In addition, an Institutional Review Board comprised in part of physicians at the hospital or clinic where the proposed trials will be conducted, must review and approve the trial protocol and monitor the trial on an ongoing basis. The FDA may, at any time during the 30-day period or at any time thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the IND application process can result in substantial delay and expense.

Clinical Trial Phases

      Clinical trials typically are conducted in three sequential phases, phases I, II and III, with phase IV trials potentially conducted after marketing approval. These phases may be compressed, may overlap or may be omitted in some circumstances.

      o Phase I clinical trials. After an IND becomes effective, Phase I human clinical trials can begin. These trials evaluate a drug's safety profile, and the range of safe dosages that can be administered to healthy volunteers and/or patients, including the maximum tolerated dose that can be given to a trial subject with the target disease or condition. Phase I trials also determine how a drug is absorbed, distributed, metabolized and excreted by the body, and duration of its action.

      o Phase II clinical trials. Phase II clinical trials typical are designed to evaluate the potential effectiveness of the drug in patients and to further ascertain the safety of the drug at the dosage given in a larger patient population.

      o Phase III clinical trials. In Phase III clinical trials, the drug is usually tested in a controlled, randomized trial comparing the investigational new drug to an approved form of therapy in an expanded and well-defined patient population and at multiple clinical sites. The goal of these trials is to obtain definitive statistical evidence of safety and effectiveness of the investigational new drug regime as compared to an approved standard therapy in defined patient populations with a given disease and stage of illness.

Biologics License Application

      After completion of clinical trials, if there is substantial evidence that the drug is safe, pure and potent, a biologics license application, or BLA, is prepared and submitted for the FDA to review. The BLA must contain all of the essential information on the drug gathered to that date, including data from preclinical and clinical trials, and the content and format of a BLA must conform with all FDA regulations and guidelines. Accordingly, the preparation and submission of a BLA is a major undertaking for a company. In addition, the FDA reviews a BLA to determine whether the facility in which a product is manufactured, processed, packed or held meets standards designed to assure the product's continued safety, purity and potency.

      The FDA reviews all BLAs submitted before it accepts them for filing and may request additional information from the sponsor rather than accepting a BLA for filing. In such an event, the BLA must be submitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the BLA. By law, the FDA has 180 days in which to review the BLA and respond to the applicant. The review process is often significantly extended by the FDA through requests for additional information and clarification. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation, but gives great weight to it. If the FDA evaluations of both the BLA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be satisfied in order to secure final approval. If the FDA's evaluation of the BLA submission or manufacturing facility is not favorable, the FDA may refuse to approve the BLA or issue a not approvable letter.

Other Regulatory Requirements.

      Any products that we manufacture or distribute under FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the products. Drug manufacturers and their subcontractors are required to register with the FDA and, where appropriate, state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP regulations which impose procedural and documentation requirements upon us and any third party manufacturers we utilize.

      The FDA closely regulates the marketing and promotion of drugs. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the product's labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer's communications on the subject of off-label use.

      The FDA's policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our product candidates or approval of new indications for our existing products. We cannot predict the likelihood, nature or extent of adverse governmental regulations that might arise from future legislative or administrative action, either in the United States or abroad.

 Approvals Outside of the United States.

      We will also be subject to a wide variety of foreign regulations governing the development, manufacture and marketing of our products. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing the product in those countries. The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval. We cannot assure you that clinical trials conducted in one country will be accepted by other countries or that approval in one country will result in approval in any other country.

Employees

      As of March 15, 2005, we had six employees. We consider our relationship with our employees to be satisfactory.

Available Information

      We operate one subsidiary, Lev Development Corp. Our principal offices are at 122 West 42nd Street, Suite 2606, New York, NY 10168.

      We maintain a site on the world wide web at http://www.levpharma.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge through our website our Securities and Exchange Commission, or SEC, filings, including our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

                                  RISK FACTORS

      You should carefully consider the following risk factors and the other information included herein as well as the information included in other reports and filings made with the SEC before investing in our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

Risks related to our business

We are at an early stage of development as a company and currently have no source of revenue and may never become profitable.

      We are a development stage biopharmaceutical company with a limited operating history. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue. Our ability to generate revenue depends on: first, obtaining FDA marketing approval for any of our products and, second, successfully commercializing and bringing to market these products. In particular, if we do not successfully develop and commercialize C1-INH for the treatment of HAE, we will be unable to generate any revenue for many years, if at all and, even if successful in obtaining FDA marketing approval for the C1-INH for the treatment of HAE, it will be at least two years before we can expect to begin to generate revenue. If we are unable to generate revenue, we will not become profitable, and we may be unable to continue our operations.

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

      As of December 31, 2004, we had an accumulated deficit of $5,112,494. We have from inception incurred and will continue to incur significant and increasing operating losses for the next several years as we commence and continue Phase III clinical trials of C1-INH for the treatment of HAE, and advance C1-INH for the treatment of AMI into clinical development. In addition, if we receive regulatory approval of any of our product candidates, we expect to incur significant sales and marketing expenses in the future. Because of the numerous risks and uncertainties associated with developing and commercializing these product candidates, we are unable to predict the extent of future losses or when and if we will become profitable.

We will need to raise substantial additional capital to fund our operations, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product candidates.

      Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to;

      o complete the clinical development of C1-INH for the treatment of HAE;
      o     continue the development of our other product candidates;
      o     finance our general, administrative and license acquisition costs;
      o prepare regulatory approval applications and seek approvals for C1-1NH and our other product candidates;
      o launch and commercialize our product candidates, if any such product candidates receive regulatory approval; and
      o develop and implement sales, marketing and distribution capabilities.

      In 2004, our cash used in operations increased significantly over the period from July 21, 2003 (inception) to December 31, 2003 and we expect that our cash used in operations will increase significantly over the next several years. We expect that our existing cash will be sufficient to fund our operations for the next twelve months. We will be required to raise additional capital to complete the development and commercialization of our current product candidates. Our future funding requirements will depend on many factors, including, but not limited not to:

      o the rate of progress and cost of our clinical trials and other development activities;
      o any future decisions we may make about the scope and prioritization of the programs we pursue;
      o the costs and timing of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
      o     the costs of regulatory approval;
      o the costs of establishing sales, marketing and distribution capabilities;
      o     the effect of competing technological and market developments;
      o the terms and timing of any collaborative, licensing and other arrangements that we may establish and;
      o general market conditions for offerings from biopharmaceuticals companies.

      To date, our sources of cash have been primarily limited to the sale of equity securities. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital, when required, or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and /or the commercialization of one or more of our product candidates. We also may required to:

      o seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; and
      o relinquish, license or otherwise dispose of rights to technologies, products candidates or products that we would otherwise seek to develop or commercialize ourselves on unfavorable terms.

If either of our agreements with Sanquin terminate, we may be unable to continue our business.

      Our business is highly dependent on distribution and license rights that we have received from Sanquin pursuant to a distribution agreement and a license agreement.

      If we fail to fulfill certain obligations under the distribution agreement, the distribution agreement may be terminated. In addition, Sanquin has the right to terminate the agreement if Sanquin is unable to obtain liability insurance for its United States obligations. In addition, either party may terminate the agrement upon an uncured breach . If Sanquin terminates the distribution agreement, we would have to retain another supplier of C1-INH. If we are unable to locate another supplier of C1-INH comparable to Sanquin on economically acceptable terms, or at all, we will not be able to commercialize our product candidates and we may be forced to cease our operations.

      Under the license agreement, Sanquin granted us an exclusive license to use certain patents and know-how related to the use of C1-INH technology for the treatment of AMI. Under the terms of the license agreement, we are obligated to make royalty and other payments to Sanquin. If we fail to fulfill those obligations or other material obligations, the license agreement may be terminated by Sanquin. If Sanquin terminates the license agreement, we will have no further rights to utilize the intellectual property covered by the license agreement, we would not be able to commercialize the applicable product candidate and we may be forced to cease our operations, particularly if we do not have rights to other product candidates.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

      In order to receive regulatory approval for the commercialization of our product candidates, we must conduct, at our own expense, extensive clinical trials to demonstrate safety and efficacy of these product candidates. Clinical testing is expensive, can take many years to complete and its outcome is uncertain. Failure can occur at any time during the clinical trial process.

      The results of preclinical studies and early clinical trials of our product candidates do not necessarily predict the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. The data collected from clinical trials of our product candidates may not be sufficient to support the submission of a biologics license application or to obtain regulatory approval in the United States or elsewhere. Because of the uncertainties associated with drug development and regulatory approval, we cannot determine if or when we will have an approved product for commercialization or achieve sales or profits.

We are dependent on Sanquin as our sole source of supply for C1-1NH.

      Pursuant to our distribution agreement with Sanquin, Sanquin will supply us with certain minimum and maximum amounts of C1-INH. In the event demand for C-1NH is greater then the amount supplied by Sanquin, we would have to find alternative suppliers of C1-1NH. If we are unable to locate another supplier of C1-1NH comparable to Sanquin on economical terms, or at all, we may lose business and our reputation in the marketplace could be adversely affected.

Delays in clinical testing could result in increased cost to us and delay our ability to generate revenue.

      We may experience delays in clinical testing of our product candidates. We do not know whether planned clinical trails will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a trial, in reaching agreement on acceptable clinical trial terms with prospective sites, in obtaining institution review board approval to conduct a trial at a prospective site, in recruiting patients to participate in a trial or in obtaining sufficient supplies of clinical trial materials. Many factors affect patient enrollments, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drugs approved for the conditions we are investigating. Prescribing physicians will also have to decide to use our product candidates over existing drugs that have established safety and efficacy profiles. Any delays in completing our clinical trials will increase our cost, slow down our product development and approval process and delay our ability to generate revenue.

We may be required to suspend or discontinue clinical trials due to unexpected side effects or other safety risks that could preclude approval of our product candidates.

      Our clinical trials may be suspended at any time for a number of reasons. For example, we may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to the clinical trial patients. In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with requirements or that they present an unacceptable safety risk to the clinical trial patients.

      Administering any product candidates to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying further developments or approval of our product candidates for any of all targeted indications. Ultimately, some or all of our product candidates may prove to be unsafe for human use. Moreover, we could be subject to significantly liability if any volunteer or patient suffers, or appears to suffer, adverse health effects as a result of participating in our clinical trials.

If we are unable to satisfy regulatory requirements, we may not be able to commercialize our product candidates.

      We need FDA approval prior to marketing our product candidates in the United States. If we fail to obtain FDA approval to market our product candidates, we will be unable to sell our products in the United States and we will not generate any revenue.

      The FDA regulatory review and approval process, which includes evaluation of preclinical studies and clinical trials of a product candidate as well as the evaluation of our manufacturing process and our contract manufacturers' facility, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that the product is both safe and effective for each indication where approval is sought. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. We cannot predict if or when we might submit for regulatory review any of our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval. Also, an approval might contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use.

      The FDA has substantial discretion in the approval process and may either refuse to file our application for substantive review or may form the opinion after review of our data that our application is insufficient to allow approval of our product candidates. If the FDA does not file or approve our application, it may require that we conduct additional clinical, preclinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed by several years or may require us to expand more resources then we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to make our application approvable. If any of these outcomes occur, we may be forced to abandon our applications for approvals, which might cause us to cease operations.

      We will also be subject to a wide variety of foreign regulations governing the development, manufacture and marketing of our products. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing the product in those countries. The approval process varies from country to country and the time needed to secure approval may be longer or shorter that that required for FDA approval. We cannot assure you that clinical trials conducted in one country will be accepted by other countries or that approval in approval in one country will result in approval in any other country.

The commercial success of our product candidates will depend upon the degree of market acceptance of these products among physicians, patients, health care payors and the medical community.

         Our product candidates have never been commercialized for any indication. Even if approved for sale by the appropriate regulatory authorities, physicians may not prescribe our product candidates, in which case we could not generate revenue or become profitable. Market acceptance of C1-INH for the treatment of HAE and our other product candidates by physicians, healthcare payors and patients will depend on a number of factors, including:

      o acceptance by physicians and patients of each such product as a safe and effective treatment;
      o     cost effectiveness;
      o     adequate reimbursement by third parties;
      o     potential advantages over alternative treatments;
      o     relative convenience and ease of administration; and
      o     prevalence and severity of side effects.

If our product candidates are unable to compete effectively with marketed treatments, our commercial opportunity will be reduced or eliminated.

      We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Many products are currently marketed for the treatment of HAE and AMI, and a number of companies are developing new treatments. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize competing products that are safer, more effective, have fewer side effects or are less expensive than our product candidates. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

      Because we will most often be competing against significantly larger companies with established track records, we will have to demonstrate to physicians that based on experience, clinical data, side-effect profiles and other factors, our products are preferable to existing products. If we are unable to compete effectively and differentiate our products from currently marketed products, we may never generate meaningful revenue.

We currently have no sales and marketing organization. If we are unable to establish a direct sales force in the United States to promote our products, the commercial opportunity for our products may be diminished.

      We currently have no sales and marketing organization. If any of our product candidates are approved by the FDA, we intend to market these products directly to health care providers in the United States through our own sales force. We will incur significant additional expenses and commit significant additional management resources to establish this sales force. In the event we are unable to develop our own sales force or collaborate with a third party to sell our product candidates, we may not be able to commercialize our product candidates which would negatively impact our ability to generate revenue.

If the FDA does not approve our contract manufacturers' facilities, we may be unable to develop or commercialize our product candidates.

      We rely on Sanquin to manufacture our product candidates, and currently have no plans to develop our own manufacturing facility. The facilities used by Sanquin to manufacture our product candidates will require approval by the FDA. There can be no assurance that Sanquin will be able to obtain or maintain compliance with the FDA's compliance requirements. We may need to find alternative manufacturing facilities, which would result in significant costs to us as well as a delay of up to several years in obtaining approval for and manufacturing of our product candidates.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to seek or obtain regulatory approval for or commercialize our product candidates.

      We have agreements with third party clinical research organizations, or CROs to provide monitors and to manage data for our clinical programs. We and our CROs are required to comply with current Good Clinical Practices, or GCPs, regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. In the future, if we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trial may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials for products in clinical development comply with GCPs. In addition, our clinical trials must be conducted with products produced under cGMP regulations, and will require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

      If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

      We face an inherent risk of product liability lawsuits related to the testing of our product candidates, and will face an even greater risk if we sell our product candidates commercially. Currently, we are not aware of any anticipated product liability claims with respect to our product candidates. In the future, an individual may bring a liability claim against us if one of our product candidates causes, or merely appears to have caused, an injury. If we cannot successfully defend ourself against the product liability claim, we may incur substantial liabilities. We have clinical trial liability insurance that covers our clinical trials with an annual aggregate limit of $5,000,000. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for our product candidates. We believe that we will be able to procure sufficient insurance coverage for our proposed clinical development activities. However, as enrollment in our clinical trials increases and we initiate additional clinical trials, such insurance coverage may prove insufficient to cover any liability claims brought against us. In addition, because of the increasing costs of insurance coverage, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise.

Even if we receive regulatory approval for our product candidates, we will be subject to ongoing significant regulatory obligations and oversight.

      If we receive regulatory approval to sell our product candidates, the FDA and foreign regulatory authorities may, nevertheless, impose significant restrictions on the indicated uses or marketing of such products, or impose ongoing requirements for post-approval studies. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. Any of these events could harm or prevent sales of the affected products or could substantially increase the costs and expenses of commercializing and marketing these products.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize our product candidates.

      Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly Judson Cooper, our Chairman and Executive Vice President, Joshua D. Schein, Ph.D., our Chief Executive Officer and Yanina Wachtfogel, our Chief Scientific Officer. The loss of services of Mr. Cooper, Dr. Schein, Ms. Wachtfogel or one or more other members of senior management could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidates.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

      We are a small company with six employees as of March 15, 2005. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

Reimbursement may not be available for our product candidates, including due to legislative or regulatory reform of the healthcare system, which could diminish our sales or affect our ability to sell our products profitably.

      As a result of legislative proposals and the trend towards managed health care in the United States, third-party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. Market acceptance and sales of our product candidates will depend on reimbursement policies and health care reform measures. The levels at which government authorities and third-party payers, such as private health insurers and health maintenance organizations, reimburse patients for the price they pay for our products will affect whether we are able to commercialize these products. We cannot be sure that reimbursement will be available for any of these products. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our products. We have not commenced efforts to have our product candidates reimbursed by government or third party payers. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize our products.

Rapid technological change could make our product candidates obsolete.

      Biopharmaceutical technologies have undergone rapid and significant change and we expect that they will continue to do so. Any compounds, products or processes that we develop may become obsolete or uneconomical before we recover any expenses incurred in connection with their development. Rapid technological change could make our products obsolete or uneconomical.

Risks related to our intellectual property

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.

      Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our product candidates and the methods used to manufacture them, as will as successful defending these patents against third party challenges. We will only be able to protect our product candidates from unauthorized making, using, selling, offering to sell or importation by third parties to the extent that we have rights under valid and enforceable patents or trade secrets that cover these activities.

      The patent position of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the United States. The biotechnology patent situation outside the United States is even more uncertain. Changes in either the patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our licensed patents or in third-party patents.

      The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example;

      o others may be able to make compounds that are competitive with our product candidates but that are not covered by the claims of our licensed patents, or for which we are not licensed under our license agreements;
      o we or our licensor might not have been the first to make the invention covered by our pending patent applications or the pending patent applications and issued patents of our licensors;
      o we or our licensor might not have been the first to file patent application for these inventions;
      o others may independently develop similar or alternative technologies or duplicate any of our technologies;
      o it is possible that our pending patent applications or one or more of the pending patent applications of our licensor will not result in issued patents;
      o the issued patents of our licensor may not provide us with any competitive advantage, or may be held invalid or unenforceable as a result of legal challenges by third parties;
      o we may not develop additional proprietary technologies that are patentable; or
      o     the patents of others may have an adverse effect on our business

      We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming and the outcome is unpredictable. In additions, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods, and know-how.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights, or use, our technology.

      If we choose to go to court to stop someone else from using the inventions claimed in our licensed patents, that individual or company has the right to ask the court to rule that these patents are invalid and/or should not be enforced against that third party. These lawsuits are expense and would consume time and other resources even if we were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party's activities do not infringe our rights to these patents.

      Furthermore, a third party may claim that we are using inventions covered by the third party's patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we are infringing the third party's patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party damages for having violated the other party's patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either does not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

      Because some patent applications in the United States of America may be maintained in secrecy until the patents are issued, because patent applications in the United Sates of America and many foreign jurisdictions are typically not published until eighteen months after filing and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our licensors' issued patents or our pending applications or our licensors' pending applications or that we or our licensors were the first to invent the technology. Our competitors may have filed, and may in the future, patent applications covering technology similar to ours. Any such patent application may have priority cover by our licensors' patent applications and could further require us to obtain to rights to issued patents covering such technologies. If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the United States Patent and Trademark Office to determine priority of inventions in the United States. The cost of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our United States patent position with respect to such inventions.

      Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

Risks related to our common stock and its market value

Market volatility may affect our stock and the value of your investment.

      The market prices for securities of biopharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. The following factors in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock.

      o announcements of technological innovations or new products by us or our competitors;
      o announcements of FDA approval or non-approval of our product candidate or delays in the FDA review process;
      o actions taken by regulatory agencies with respect to our product candidates, clinical trials, manufacturing process or sales and marketing activities;
      o regulatory developments in the United States of America and foreign countries;
      o the success of our development efforts to acquire or in-license additional products or product candidates;
      o any intellectual property infringement action, or any other litigation, involving us;
      o announcements concerning our competitors, or the biotechnology or biopharmaceutical industries in general;
      o     actual or anticipated fluctuations in our operating results;
      o changes in financial estimates or recommendations by securities analysts;
      o     sales of large blocks of our common stock;
      o sale of our common stock by our executive officers, directors and significant stockholders; and
      o     the loss of any of our key scientific or management personnel.

      The occurrence of one or more of these factors may cause our stock price to decline, and you may not be able to resell your shares at or above the price you paid for your shares. In addition, the stock market in general, and the markets for biotechnology and biopharmaceutical stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market conditions may adversely affect the trading price of our common stock.

We are at risk of securities class action litigation.

      In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical stocks have experienced significant stock price volatility in recent years. If we faced such litigation, it could result in substantial costs and a diversion of management's attention and resources, which could harm our business.

The ownership interests of our officers, directors and largest stockholders could conflict with the interests of our other stockholders.

      As of March 15, 2005, our officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 46.2% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

Our common stock may be deemed penny stock with a limited trading market.

      Our common stock is currently listed for trading on the OTC Bulletin Board which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of the 1934, as amended, or Exchange Act. The penny stock rules apply to Non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have a tangible net worth less then $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other then "established customers" complete certain documentation, make suitable inquiries of investors and provide investors with certain information concerning trading in the security, including a risk, disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules", investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded on the OTC Bulletin Board, it is more difficult: (1) to obtain accurate quotations, (ii) obtain coverage for significant new events because major wire services, such as the Dow Jones New Service, generally do not publish press releases about such companies, and (iii) to obtain need capital.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

      If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Stockholders who have been issued shares in Merger 1 will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired their shares.

ITEM 2. DESCRIPTION OF PROPERTY

      Our principal executive office is located at: 122 East 42nd Street, Suite 2606, New York, New York, and consists of approximately 1,000 square feet of space. Our sublease will expire on August 31, 2006. The annual payment amounts due under the sublease are approximately $68,000 for 2005 and $46,000 for 2006. We believe that our office space will be adequate for our needs for at least the next few years, and we expect that additional facilities will be available in other jurisdictions to the extent that we require new or additional space.

ITEM 3. LEGAL PROCEEDINGS

      We are not currently a party to, nor are any of our property currently the subject of, any pending legal proceeding. None of our directors, officers, or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

      There was no matter submitted to our security holders during the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Our common stock has traded on the OTC Bulletin Board under the symbol "LEVP.OB" since February 18, 2005. From April 10, 2002 to February 17, 2005 our common stock had been quoted on the OTC Bulletin Board under our prior name "Fun City Popcorn, Inc." under the symbol "FNCY."

      As of March 24, 2005, there were 630 holders of record. This does not reflect those shares held beneficially or those shares held in "street" name.

      The table below sets forth the high and low closing prices per share of the common stock for each full quarterly period in the last two fiscal years and the year to date as reported on the OTC Bulletin Board. With respect to OTC Bulletin Board quotes, these prices reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

      On March 15, 2005, the last sale price for the common stock on the OTC Bulletin Board was $1.20.

---------------------------------------------------
Quarter Ended               High          Low
----------------------- ------------- -------------

December 31, 2004           $1.05         $0.22
----------------------- ------------- -------------
September 30, 2004          $0.22         $0.15
----------------------- ------------- -------------
June 30, 2004               $0.45         $0.15
----------------------- ------------- -------------
March 31, 2004              $0.15         $0.04
----------------------- ------------- -------------
December 31, 2003           $0.04         $0.03
----------------------- ------------- -------------
September 30, 2003          $0.03         $0.03
----------------------- ------------- -------------
June 30, 2003               $0.03         $0.03
----------------------- ------------- -------------
March 31, 2003              $0.03         $0.03
----------------------- ------------- -------------

Dividend Policy

      It is our present policy not to pay cash dividends and to retain future earnings to support our growth. We do not anticipate paying any cash dividends in the foreseeable future.

Recent Issuances of Unregistered Securities.

      On November 5, 2004, FCP, Lev Sub and Old Lev entered into the Agreement. On December 29, 2004, Merger 1 closed and pursuant to the Agreement, Lev Sub merged into Old Lev and the combined entity became a wholly-owned subsidiary of FCP.

      As a result of Merger 1, FCP issued 5,029,794 shares of common stock and 4,789,433 shares of Series A Preferred Stock to holders of outstanding Old Lev common stock. On December 29, 2004, the Board of Directors and stockholders of FCP approved Merger 2 by which FCP merged into a newly formed, wholly-owned subsidiary of FCP. On February 17, 2005, Merger 2 closed and the issued and outstanding Series A Preferred Stock of FCP was automatically converted into an aggregate of 66,767,995 shares of common stock, which along with the 4,505,530 shares of FCP common stock outstanding prior to Merger 1 and the 5,029,794 shares of common stock issued to the Old Lev stockholders in Merger 1 resulted in a total of 76,303,319 shares of common stock outstanding as of February 17, 2005

      On October 2, 2004, Gary J. McAdam, Gary A. Agron and Mathis Family Partners, Ltd., each a former principal stockholder, agreed to provide FCP a line of credit up to an aggregate $100,000. Any borrowings were to bear interest at balance at 6% per annum, any outstanding amounts were due on demand and the obligation of the lenders to loan any funds terminated upon the Merger. There were no borrowings under the line of credit. In consideration of providing the line of credit, FCP issued to each of Gary J. McAdam, Gary A. Agron and Mathis Family Partners, Ltd. 871,317 shares of FCP's common stock or an aggregate of 2,613,951 shares.

      Between February and March 2004, we received proceeds in a private placement of approximately $7,968,000, net of issuance costs of approximately $51,000, from the sale of 3,425,879 shares of common stock at $0.26 per share and from the sale of 23,913,848 shares of common stock at $0.30 per share. In connection with the offer and sale of securities, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

      The following discussion should be read in conjunction with our financial statements and other financial information appearing elsewhere in this Annual Report. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties.

Overview

      We are a development stage biopharmaceutical company that was formed in July 2003 to focus on developing and commercializing therapeutic products for the treatment of inflammatory diseases. Our product candidates are based on C1-INH, a human plasma protein that mediates inflammation and is potentially applicable as a treatment for a range of medical indications. We initiated a Phase III clinical trial of our lead product candidate, C1-INH for the treatment of HAE in March 2005. We are also developing C1-INH for the treatment of AMI and selective other diseases and disorders in which inflammation is known or believed to play an underlying role. We have certain rights to C1-INH technology through agreements with Sanquin, an Amsterdam-based not-for-profit organization that provides blood and plasma products and related services, carries out research and provides education, primarily in the Netherlands.

      From July 21, 2003 (inception) through December 31, 2004 we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial biopharmaceutical products, and do not expect to have such for a number of years, if at all

Recent Developments

      On November 5, 2004, FCP, Lev Sub and Old Lev entered into the Agreement. On December 29, 2004, Merger 1 closed and pursuant to the Agreement, Lev Sub merged into Old Lev and the combined entity became a wholly-owned subsidiary of FCP.

      As a result of Merger 1, FCP issued 5,029,794 shares of common stock and 4,789,433 shares of Series A Preferred Stock to holders of outstanding Old Lev common stock. On December 29, 2004, the Board of Directors and stockholders of FCP approved Merger 2 by which FCP merged into a newly formed, wholly-owned subsidiary of FCP. On February 17, 2005, Merger 2 closed and the issued and outstanding Series A Preferred Stock of FCP was automatically converted into an aggregate of 66,767,995 shares of common stock, which along with the 4,505,530 shares of FCP common stock outstanding prior to Merger 1 and the 5,029,794 shares of common stock issued to the Old Lev stockholders in Merger 1 resulted in a total of 76,303,319 shares of common stock outstanding as of February 17, 2005. As part of Merger 2, Old Lev changed its name to Lev Development Corp. and FCP changed its name to Lev Pharmaceuticals, Inc. Merger 1 which, resulted in the stockholders of Lev obtaining control of FCP, represents a recapitalization of FCP, or a "reverse merger" rather than a business combination. In connection therewith, Old Lev's historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by FCP while Old Lev's historical accumulated deficit was carried forward.

Plan of Operations

      Our plan of operations for the next twelve months is to focus primarily on our Phase III clinical trial of our lead product candidate, C1-INH for the treatment of HAE. In addition, we are currently developing C1-INH for the treatment of AMI.

Hereditary Angioedema

      We entered into a distribution and manufacturing services agreement with Sanquin, a not-for-profit organization in the Netherlands that provides blood supplies and promotes transfusion medicine in January 2004. Sanquin currently manufactures and markets a highly purified preparation of C1-INH in Europe and pursuant to the agreement, Sanquin agreed to provide us with C1-INH for use in our clinical trials and for commercial distribution upon regulatory licensure. Pursuant to the agreement, we have distribution rights in all countries in North, Central and South America, with the exception of the Dutch Overseas Territories, Argentina and Brazil.

      Under this agreement, we agreed to take primary responsibility for conducting the Phase III clinical trials of C1-INH for the treatment of HAE, and preparation and filing of all regulatory applications necessary to register the product candidate. In exchange, Sanquin agreed to provide us with the technical data and support necessary to assist us in preparing and filing all such regulatory applications.

      Furthermore, Sanquin agreed to supply C1-INH for our Phase III clinical trials. Upon receipt of FDA approval for our product candidate for the treatment of HAE, upon commercial launch of this product and thereafter during the term of the agreement, Sanquin will supply us with its commercial requirements for C1-INH for the treatment of HAE in each country where we have received regulatory approval. Our purchase of C1-INH from Sanquin is subject to minimum annual purchase requirements.

      We initiated a Phase III clinical trial of C1-INH for the treatment of HAE in March 2005. In July 2004, we received orphan drug designation from the FDA for C1-INH (human), which, upon product licensure, could provide us with a seven-year exclusive right to market its C1-INH product as a treatment for HAE in the United States.

Acute Myocardial Infarction

      We entered into a license agreement with Sanquin on January 27, 2004. Under this agreement, we have an exclusive, worldwide, royalty-bearing license, with the right to sublicense, to the use of C1-INH for the treatment of AMI. In connection with the license agreement, we paid Sanquin certain fees and reimbursed Sanquin for certain expenses. In addition, we have an obligation to pay Sanquin royalties on sales of products incorporating the licensed technology.

      Our second development program is focused on the use of C1-INH in treating acute myocardial infarction (AMI), commonly known as a heart attack. Current treatments for AMI, both surgical and pharmaceutical, are directed at restoring blood flow to heart tissue or preventing further obstruction. Despite a widespread appreciation for the role of inflammation in AMI in both the scientific and medical communities, no presently available treatments directly target the mechanisms of inflammation. Based on preliminary animal and clinical data, we believe that C1-INH may be useful as a treatment for AMI.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2004.

Critical Accounting Policies

      Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in Note B of the notes to our financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate, and different assumptions or estimates about the future could materially change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our financial statements.

Research and development costs:

      We expense all research and development costs as incurred for which there is no alternative future use. Such expenses include licensing fees and costs associated with planning and conducting clinical trials.

Income taxes:

      We account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires that we recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. We record an estimated valuation allowance on our deferred income tax assets if it is not more than likely that these deferred income tax assets will be realized.

Equity-based compensation:

      We account for stock-based compensation to employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Under APB No. 25, generally, no compensation expense is recognized in the financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of our stock is equal to or less than the amount an employee must pay to acquire the stock. We will recognize compensation expense in situations where the terms of an option grant are not fixed or where the fair value of our common stock on the grant date is greater than the amount an employee must pay to acquire the stock.

      The fair value of warrants granted to non-employees for financing or services are included in the financial statements and expensed over the life of the debt or the services performed, respectively. Warrants issued in connection with services or financings were valued at the grant date using the Black-Scholes option-pricing model.

Results of Operations

Year Ended December 31, 2004 as compared to the period from July 21, 2003 (inception) to December 31, 2003

      We had no revenues during the year ended December 31, 2004 and the period from July 21, 2003 (inception) to December 31, 2003 because we do not have any commercial biopharmaceutical products.

      Research and development expenses for the year ended December 31, 2004 were $1,126,933 as compared to $7,000 for the period from July 21, 2003 (inception) to December 31, 2003. The increase of $1,119,933 represents contractual expenses relating to our license and service agreements in addition to our consultants and salary expenses. Included in research and development expense for the year ended December 31, 2004 was compensation expense of $19,968, that was recorded at fair value and was for a warrant issued to a consultant who assisted us with development programs and clinical trial design. Our research and development activities increased upon the signing of the distribution and manufacturing services agreement with Sanquin in January 2004.

      Payments to certain FCP shareholders representing merger costs of $283,738 was recorded for the year ended December 31, 2004 in connection with the acquisition of such company.

      General, administrative and license acquisition costs were $3,262,461 for the year ended December 31, 2004 as compared to $113,171 for the period from July 21, 2003 (inception) to December 31, 2003. The increase of $3,149,290 was due to increased salaries, professional and general administrative costs. Operations increased upon the signing of the distribution and manufacturing services agreement with Sanquin in January 2004. In 2004, there were non-cash compensation expenses of $2,060,763 consisting of (i) $1,985,562 based upon the issuance of warrants to two consultants in connection with the development of our strategic business plan, obtaining our license and consulting on our corporate structure and (ii) $75,201 which was the incremental increase in value of certain warrants and options based upon a modification in the terms of the agreements resulting from the merger with FCP. Compensation expense was calculated based upon the Black-Scholes pricing model.

      Interest income was $50,912 for the year ended December 31, 2004 and was earned from our excess cash investments in a money market fund.

      Due to the factors mentioned above, the net loss for the year was $4,622,214 or $0.07 per common share, basic and diluted, based upon weighted average shares outstanding of 62,384,476 shares as compared to a loss for the period from July 21, 2003 (inception) to December 31, 2003 of $120,225 or $0.00 per common share, basic and diluted, based upon weighted average shares outstanding of 37,164,757.

Liquidity and Capital Resources

      At December 31, 2004, we had cash and cash equivalents of $5,544,507 and working capital was $5,523,214. For the year ended December 31, 2004, net cash used in operations was $2,698,961 which primarily consisted of our loss of $4,622,214 offset by non-cash compensation expenses of $2,080,731. The cash from investing was $7,950,495 resulted from net proceeds of the sale of common stock of $7,968,495 and repayment of notes payable to stockholder of $18,000.

      Between February and March 2004, we received proceeds in a private placement of approximately $7,968,000, net of issuance costs of approximately $51,000, from the sale of 3,425,879 shares of common stock at $0.26 per share and from the sale of 23,913,848 shares of common stock at $0.30 per share. In December 2003, we received proceeds in a private placement of $300,000 through the sale of 1,141,960 shares of common stock at $0.27 per share.

      To date, we have relied primarily upon selling equity securities from private placements to generate cash to implement our plan of operations. We believe that our cash and cash equivalents will be sufficient to meet our cash requirements for the next twelve months. Our capital resources are focused on the clinical development and regulatory approval of C1-INH for the treatment of HAE. We will need additional funding to complete these activities. We cannot be certain that additional funding will be available on acceptable terms, or at all.

Contractual Obligations and Commitments

      The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2004, and is based on information appearing in the Notes to Consolidated Financial Statements.

                                   Less than       1 - 2    3 - 5     More than
                        Total       1 year         years    years      5 years
                        -----       ------         -----    -----      -------

Operating Leases      $114,475    $ 68,110      $46,365         $0           0
CRO contract           100,000     100,000            0          0           0
                      --------    --------      -------         --          --
Total obligations     $214,475    $168,110      $46,635         $0          $0
                      ========    ========      =======         ==          ==

      Our major contractual obligations relate to our facilities lease, clinical trial costs, purchase commitments and obligations to pay royalties. We expect to devote substantial resources to continue our research and development efforts and to expand our product pipeline and support our product candidates as they move forward in the clinical development process. Our funding requirements will depend on numerous factors, including:

      o     the scope and results of our clinical trials;
      o     advancement of other product candidates into development;
      o potential acquisition or in-licensing of other product candidates, commercial products or technologies;
      o the timing of, and the costs involved in, obtaining regulatory approvals;
      o     the cost of manufacturing activities for product candidates;
      o the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation; and
      o our ability to establish and maintain additional collaborative arrangements.

      We expect product development costs to increase in the future as more of our product candidates enter clinical trials. In addition, we may be obligated to make milestone payments on certain of our product candidates as they progress through the clinical trial process.

      The duration and cost of clinical trials may vary significantly over the life of a particular project as a result of, among other things, the following factors:

      o the length of time required to recruit qualified patients for clinical trials;
      o the duration of patient dosing and follow-up in light of trial results;
      o     the number of clinical sites required for trials; and
      o     the number of patients that ultimately participate.

      On January 16, 2004, we entered into the Distribution Agreement with Sanquin under which Sanquin will manufacture and supply agreed-upon quantities of C1-INH to us for an agreed-upon minimum price, which is subject to change. In connection with quantities supplied for the clinical trial prior to regulatory approval, Sanquin will provide a loan to us in the amount of the C1-INH purchased, which will be subject to a purchase money security interest. Upon regulatory approval, Sanquin will forgive the loan and release any and all security interests. The C1-INH will initially be used to conduct Phase III clinical trials. Sanquin also granted to us the exclusive right to distribute, market and sell C1-INH in the United States and certain other countries, as specified upon regulatory approval to do so in each respective country.

      The Distribution Agreement terminates on December 31, 2007, unless extended by us for up to two three-year periods or by mutual agreement of the parties prior to its expiration. Commencing with the commercial launch of C1-INH and thereafter, we must purchase from Sanquin a minimum of approximately $7,200,000 of C1-INH per calendar year.

      On September 20, 2004, we entered into a services agreement with Compleware in connection with the design, management and implementation of our Phase III clinical trial of C1-INH for the treatment of HAE. On March 1, 2005, we terminated the agreement. Subsequent to December 31, 2004, we paid Compleware $100,000. On March 2, 2005, we entered into a new services agreement with INC Research which governs INC Research's provision of services in connection with the support of clinical investigation, management and/or research of our Phase III clinical trial. It is estimated that we will pay INC Research approximately $1,000,000 for its services over the next two years.

Recent Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R ("SFAS No. 123R"), "Share-Based Payment". SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB No. 25, "Accounting for Stock issued to Employees," and its related implementation guidance. The provisions of SFAS No. 123R require us to expense, in the statement of operations, the fair value of awards of equity instruments exchanged for employee services, based on the grant-date fair value of those awards. The grant-date fair value of equity instruments will be estimated using an appropriate option-pricing model and will be recognized over the vesting period of the awards. SFAS No. 123R will be effective, for public companies, for interim or annual reporting periods that begin after June 15, 2005. We are in the process of analyzing adopting SFAS No. 123R but expects it to have a material impact on its financial statements.

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB issued FIN 46 Revised ("FIN 46R"), which claries certain complexities of FIN 46. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This interpretation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. A company with a variable interest in a VIE must disclose certain information. We do not believe we have VIE arrangements.

ITEM 7. FINANCIAL STATEMENTS

      The full text of our audited consolidated financial statements for the year ended December 31, 2004 and for the period July 21, 2003 (inception) to December 31, 2003 begins on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8A. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There has been no significant change in our internal controls over financial reporting that could significantly affect internal controls subsequent to September 30, 2004.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Our executive officers and directors as of March 15, 2005 are:

------------------------- ------------ ---------------------------------
          Name              Age                   Position
------------------------- ------------ ---------------------------------
Joshua D. Schein             44        Chief Executive Officer and
                                       Director
------------------------- ------------ ---------------------------------
Judson Cooper                46        Chairman of the Board,
                                       Executive Vice President and
                                       Secretary
------------------------- ------------ ---------------------------------
Douglas J. Beck              44        Controller
------------------------- ------------ ---------------------------------
Yanina Tova Wachtfogel       46        Chief Scientific Officer
------------------------- ------------ ---------------------------------
Scott Eagle                  45        Director
------------------------- ------------ ---------------------------------
Eric I. Richman              43        Director
------------------------- ------------ ---------------------------------
Thomas Lanier                45        Director
------------------------- ------------ ---------------------------------

Joshua D. Schein, Ph.D. has been our Chief Executive Officer and a Director since December 29, 2004 and Chief Executive Officer and a Director of LDC since the commencement of LDC's operations in July 2003. Dr. Schein is also a founder of SIGA Technologies, Inc., a publicly traded biotechnology company, and served as its Chief Executive Officer from August 1998 to April 2001. Dr. Schein also served as SIGA's acting Chief Executive Officer from April 1998 to August 1998, as Secretary and a Director from December 1995 to April 2001, and as Chief Financial Officer from December 1995 until April 1998. Dr. Schein is also a founder of DepoMed, Inc., a publicly traded drug delivery company and served as a director of the company from December 1995 to June 1998. From January 1996 to August 1998, Dr. Schein was an executive officer and a director of Virologix Corporation, a private biotechnology company that he co-founded and subsequently was acquired by Access Pharmaceuticals, a publicly traded biotechnology company. From June 1996 to September 1998, Dr. Schein was an executive officer and a director of Callisto Pharmaceuticals, Inc., a publicly traded biotechnology company that he co-founded. Dr. Schein is also a founder of Hemoxymed, Inc., a publicly traded biotechnology company. Since 1997, Dr. Schein has been a principal of Prism Ventures LLC, a privately held limited liability company focused on the biotechnology industry. From 1994 to 1995, Dr. Schein served as a Vice President of Investment Banking at Josephthal, Lyon and Ross, Incorporated, an investment banking firm. Dr. Schein received a Ph.D. in neuroscience from the Albert Einstein College of Medicine, an MBA from the Columbia Graduate School of Business, and a B.A. in biochemistry from Brandeis University.

Judson Cooper has been our Chairman, Executive Vice President and Secretary since December 29, 2004 and Chairman of LDC since the commencement of operations of LDC in July 2003 and Executive Vice President since November 1, 2004. Mr. Cooper is also a founder of SIGA Technologies, Inc., a publicly traded biotechnology company, and served as its Chairman from August 1998 to April 2001. Mr. Cooper also served as SIGA's acting Chairman from April 1998 to August 1998, as a Director from December 1995 to April 2001, and as Executive Vice President from November 1996 to April 2001, and as its founding President from December 1995 to November 1996. Mr. Cooper is also a founder of DepoMed, Inc., a publicly traded drug delivery company and served as a director of the company from December 1995 to June 1998. From January 1996 to August 1998, Mr. Cooper was an executive officer and a director of Virologix Corporation, a private biotechnology company that he co-founded and subsequently was acquired by Access Pharmaceuticals, a publicly traded biotechnology company. From June 1996 to September 1998, Mr. Cooper was an executive officer and a director of Callisto Pharmaceuticals, Inc., a publicly traded biotechnology company that he co-founded. Mr. Cooper is also a founder of Hemoxymed, Inc., a publicly traded biotechnology company. Since 1997, Mr. Cooper has been a principal of Prism Ventures LLC, a privately held limited liability company focused on the biotechnology industry. From September 1993 to December 1995, Mr. Cooper was a private investor. Mr. Cooper is a graduate of the Kellogg School of Management.

Douglas J. Beck is a CPA and has been our Controller since February 22, 2005. From September 2004 to October 2004, Mr. Beck served as a consultant to Pfizer, Inc. From December 2002 to September 2004, Mr. Beck served in various capacities with Diversified Security Solutions, Inc., from Director of Finance to Chief Financial Officer. From November 2000 to December 2002, Mr. Beck was a financial consultant to various companies. From March 2000 to October 2000, Mr. Beck served as Director of Financial Reporting for Urbanfetch.com, Inc. and from December 1998 to March 2000, Mr. Beck was an audit manager with Andersen LLP. Mr. Beck holds a B.S. from the Fairleigh Dickinson University.

Yanina Tova Wachtfogel has been our Chief Scientific Officer since December 29, 2004 and the Chief Scientific Officer of LDC since February 2004. From July 2003 to February 2004, Ms. Wachtfogel served as President and Chief Operating Officer of LDC. Ms. Wachtfogel has extensive industry experience in the development of therapeutics for treatment in the fields of inflammation, immunology, and cardiovascular disease. Prior to joining Lev, Ms. Wachtfogel served as Chief Operating Officer and Vice President, Scientific Affairs for Callisto Pharmaceuticals, Inc., a publicly traded biotechnology company, from 2001 to 2003. Previously, Ms. Wachtfogel served as a Senior Manager, Scientific Affairs at Bristol-Myers Squibb Oncology/Immunology and a Medical Education Specialist, US Human Health at Merck & Co., Inc. Prior to joining industry, Ms. Wachtfogel spent 15 years as an academic research scientist in the Sol Sherry Thrombosis Research Center at the Temple University School of Medicine doing basic and clinical research focused on inflammatory mediators and the contact pathway of intrinsic coagulation. During her academic career, Ms. Wachtfogel was a visiting research scientist at many international academic centers and published numerous articles in peer-reviewed journals.

Scott Eagle has served as a Director of our company since December 29, 2004. Since November 1998, Mr. Eagle has been Vice President of Marketing at Claria Corporation, a leading behavioral online marketing firm where he manages the marketing team and oversees business development and partnership activities. Prior to joining Claria, Mr. Eagle was the Vice President of Marketing at Concentric Network Corporation from 1996 to 1998. Before Concentric, from 1993 to 1996, Mr. Eagle served as Vice President of Marketing at MFS Communications where he launched regional marketing campaigns for the start-up MFS Intelenet subsidiary. Mr. Eagle began his career at Procter & Gamble in marketing and new product development for the consumer package goods, managing brands such as Formula 44 and Chloraseptic. Mr. Eagle holds a B.S. from the University of Pennsylvania, Wharton School.

Eric I. Richman has served as a Director of our company since December 29, 2004. Since October 2003, Mr. Richman has been Vice President, Business Development and Strategic Planning at PharmAthene, Inc., a private biotechnology company. From 2000 to 2003, he was Vice President, Corporate Development at MaxCyte, Inc. Prior to that, from 1998 to 2000, he was Director, Internal Commercialization with MedImmune, Inc. From 1993 to 1998, Mr. Richman was MedImmune's Senior Director of Transplantation Products. Mr. Richman was part of the founding team at MedImmune holding various other administrative, financial and strategic planning positions since joining MedImmune in 1998. Mr. Richman was a key member on the launch teams for MedImmune's biotechnology products, both domestically and internationally. Mr. Richman received a B.S. degree in Biomedical Science in 1984 from the Sophie Davis School of Biomedical Education and an MBA in 1987 from the American Graduate School in International Management.


Thomas Lanier has served as a Director of our company since December 29, 2004. Mr. Lanier has served as Financial Attache in the Office of International Affairs, US Treasury, and Moscow since 2003. From 1996 to 2003, Mr. Lanier was an International Advisor for the U.S. Department of the Treasury during which time he co-wrote the U.S. Treasury's guide to external debt issuance for emerging market borrowers. From 1988 until 1996 Mr. Lanier worked for Chemical Bank as a U.S. Government Bond Trader (1988-1993), Emerging Markets Salesperson (1993-1994) and Emerging Markets Debt Trader (1994-1996). In 1981 Mr. Lanier graduated from the United States Military Academy at West Point with a Bachelor of Science Degree and prior to leaving the Army in 1986, also graduated from the U.S. Army Airborne School and the U.S. Army Flight School as well as planning, organizing and controlling logistical operations on an international project for the Army Chief of Staff. In 1998, Mr. Lanier received a Masters of Business Administration with an emphasis in finance and marketing from the Fuqua School of Business, Duke University.

Compensation of Directors

      Upon their appointment to the Board of Directors, each of our independent directors received a grant of 225,000 stock options to purchase common stock which vest over a period of three years from the date of grant.

Committees of the Board of Directors

Audit Committee

      The Audit Committee currently consists of Mr. Thomas Lanier. Our Board of Directors has determined that Mr. Lanier is "independent" as that term is defined under applicable SEC rules. We currently do not have an audit committee financial expert serving on our Audit Committee. We expect to shortly appoint a director who qualifies as an "audit committee financial expert" as defined in
Item 401(e) of Regulation S-B promulgated by the SEC. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. A copy of this charter is available on our web site www.levpharma.com

      The Audit Committee's responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditors,
(iii) pre-approving the professional services provided by the independent auditors, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditors, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditors. The Audit Committee also prepares the Audit Committee report that is required pursuant to the rules of the SEC.

Compensation Committee

      We have a Compensation Committee currently consisting of Mr. Eric Richman and Mr. Scott Eagle. The Board of Directors has determined that all of the members of the Compensation Committee are "independent." The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee. A copy of this charter is available on our web site www.levpharma.com.

      The Compensation Committee has responsibility for assisting the Board of Directors in, among other things, evaluating and making recommendations regarding the compensation of the executive officers and directors of the Company; assuring that the executive officers are compensated effectively in a manner consistent with the stated compensation strategy of the company; producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC; and periodically evaluating the terms and administration of the Company's incentive plans and benefit programs.

Code of Ethics

      We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees. The Code of Ethics is filed herewith as Exhibit 14.1.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of our common stock to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, none of our directors. executive officers or persons who beneficially own ten percent or more of our common stock have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except that Gary McAdam, Mathis Family Partners Ltd., and Gary Agron, each former principal stockholders of the company and James Eller, the company's former chief executive officer and director, were late in filing a Form 4 for an issuance of shares of common stock in October 2004.

ITEM 10. EXECUTIVE COMPENSATION

                           Summary Compensation Table

      The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers (the "Named Executive Officers") with annual compensation exceeding $100,000 during the fiscal year ended December 31, 2004.

                                                       Annual Compensation      Long Term Compensation
                                                       -------------------      ----------------------
Name and Principal                              Year      Salary                 Securities Underlying
Position                                                  ($)                         Options (#)

Joshua D. Schein                               2004         $252,423               1,427,450
Chief Executive Officer

Judson Cooper                                  2004         $264,423               1,427,450
Chairman and Executive Vice President

Yanina Wachtfogel                              2004         $312,500                      --
Chief Scientific Officer

Option Grants in Fiscal Year 2004

      The following table sets forth certain information concerning grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 2004.

                                            Number of Shares     Percent of Total
                                              Underlying         Options Granted to      Exercise Price     Expiration
Name                                        Options Granted      Employees in 2004         Per Share           Date
----                                        ---------------      -----------------         ---------           ----
Joshua D. Schein                               1,427,450                    50%              $0.85           11/1/2014
Chief Executive Officer

Judson Cooper                                  1,427,450                    50%              $0.85           11/1/2014
Chairman and Executive Vice President

Aggregated Option Exercises in 2004 and Year End Option Values

      The following table provides certain information with respect to the Named Executive Officers concerning the exercise of stock options during the fiscal year ended December 31, 2004 and the value of unexercised stock options held as of such date.

                                      Number of Shares Underlying        Value of Unexercised In the Money
                                      Options at December 31, 2004       Options at December 31, 2004 (1)
                                      -----------------------------      ---------------------------------
Name                                  Exercisable    Unexercisable       Exercisable         Unexercisable
                                      -----------    -------------       -----------         -------------

Joshua D. Schein                   1,427,450              0                $228,392                     --
Chief Executive Officer

Judson Cooper                      1,427,450              0                $228,392                     --
Chairman and Executive Vice President

During the fiscal year ended December 31, 2004, no options were exercised.

(1) Amounts calculated by subtracting the exercise price of the options from the market value of the underlying common stock using the closing sale price on the OTC Bulletin Board of $1.01 per share on December 31, 2004.

Employment Agreements

      We entered into employment agreements with each of Joshua Schein and Judson Cooper, effective as of November 1, 2004. Pursuant to the respective employment agreements, each of Mr. Schein and Mr. Cooper receives a base salary of $312,500 with an annual 5% increase, options to purchase up to 1,427,450 shares of our common stock with an exercise price of $0.85 per share and customary benefits and reimbursements. In the event Messrs. Schein or Cooper are terminated in connection with a change in control of our company, each will receive his salary for the remainder of the term of the employment agreement and all other amounts due pursuant to the employment agreement plus a tax gross-up payment.

2004 Omnibus Incentive Compensation Plan

      We rely on incentive compensation in the form of stock options to retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options is designed to provide long-term incentives to directors, executive officers employees and consultants, to encourage them to remain with us and to enable them to develop and maintain an ownership position in our common stock.

      Share Reserve. A total of 10,000,000 shares of our common stock have been reserved for issuance under the 2004 Omnibus Incentive Compensation Plan (the "2004 Plan"). As of December 31, 2004, options for 3,529,900 shares were outstanding under the 2004 Plan.

      Eligibility and Terms of Awards. The 2004 Plan permits the grant of cash-based awards, options, stock appreciation rights, restricted stock units, performance shares, performance units, covered employee annual incentive awards, restricted stock awards and other stock-based awards to our employees and directors. Options will be either incentive stock options or ISOs, as defined under the Internal Revenue Code of 1986, as amended, or the Code, which may be granted solely to employees (including officers); or nonstatutory stock options, or NSOs, that do not qualify as incentive stock options within the meaning of
Section 422 of the Code and which may be granted to employees (including officers) and directors.

      Administration. Our Board of Directors administers the 2004 Plan unless it delegates administration of the plan to a committee. In either case, the plan administrator determines the recipients and terms and conditions applicable to each award made under the 2004 Plan, including the exercise or purchase price, the vesting schedule and the ability to exercise an award prior to vesting and the provisions related to the impact of a termination of employment or service on outstanding awards. The plan administrator may also amend the terms of the 2004 Plan and outstanding equity awards, except that no amendment may adversely affect an award without the recipient's written consent. The plan administrator may not amend an option to lower its exercise price or exchange an option for an option with a lower exercise price, another equity award, cash, or any other consideration or may take any other action that is treated as a repricing under United States generally accepted accounting principles without the prior approval of our stockholders. Amendments to the 2004 Plan are subject to stockholder approval to the extent required by law, rule or regulation.

      Stock Options. Stock options are granted pursuant to stock option agreements. The plan administrator determines the exercise price for a stock option subject, in the case of ISOs, to the requirements of Section 422 of the Code. Options granted under the 2004 Plan vest at the rate specified in the option agreement.

      The plan administrator determines the term of stock options granted under the 2004 Plan. Generally, the term of stock options granted under the 2004 Plan may not exceed ten years. The plan administrator determines the extent to which the optionee shall have the right to exercise the stock option following termination of the optionee's employment or provision of services to the company. In no event may an option be exercised after the maximum term provided for in the stock option agreement.

      Acceptable consideration for the purchase of common stock issued under the 2004 Plan will be determined by the plan administrator and may include cash, common stock previously owned by the optionee, consideration received in a "cashless" exercise program implemented by us and other legal consideration approved by the plan administrator.

      Generally, an optionee may not transfer a stock option other than by will or the laws of descent and distribution unless the stock option agreement provides otherwise. However, an optionee may designate a beneficiary who may exercise the option following the optionee's death.

      Restricted Stock Awards. Restricted stock awards are purchased through a restricted stock purchase agreement. The purchase price for restricted stock awards must be at least the par value of the stock. The purchase price for a restricted stock award may be payable in cash, the recipient's past services performed for Lev, or any other form of legal consideration acceptable to the plan administrator.

      Stock Appreciation Rights. A stock appreciation right is granted pursuant to a stock appreciation right agreement. The plan administrator determines the strike price and term for a stock appreciation right granted under the 2004 Plan. A stock appreciation right granted under the 2004 Plan vests at the rate specified in the stock appreciation right agreement. If an awardee's service relationship with us, or any of our affiliates, ceases, then the awardee, or his or her beneficiary, may exercise any vested stock appreciation right after the date such service relationship ends for the period of time provided in the stock appreciation right agreement. Different post-termination exercise periods may be provided in the stock appreciation right agreement for specific types of terminations such as death, disability or retirement. Our payment to a participant in settlement of a stock appreciation right may be made by the delivery of shares of our common stock, cash, or any combination of the two.

      Effect of a Change in Control. Our standard form of stock option agreement provides that following specified change in control transactions, the equity awards granted under the 2004 Plan will be fully vested and exercisable if the optionee ceases to perform services for the surviving or acquiring company within 12 months after the close of the change in control transaction and the optionee is terminated by the surviving or acquiring company for any reason except cause.

Equity Compensation Plan Information

      The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended December 31, 2004.

--------------------------------- ------------------------------ ------------------------------- ------------------------------
                                   Number of securities to be      Weighted-average exercise         Number of securities
                                     issued upon exercise of     price of outstanding options,      remaining available for
                                      outstanding options,            warrants and rights        future issuance under equity
                                       warrants and rights                                            compensation plans
                                                                                                     (excluding securities
                                                                                                   reflected in column (a))
--------------------------------- ------------------------------ ------------------------------- ------------------------------

                                               (a)                            (b)                               (c)
--------------------------------- ------------------------------ ------------------------------- ------------------------------
   Equity compensation plans                3,529,900                        $0.84                         6,470,100
  approved by security holders
--------------------------------- ------------------------------ ------------------------------- ------------------------------

--------------------------------- ------------------------------ ------------------------------- ------------------------------
 Equity compensation plans not
  approved by security holders                301,668                        $0.38                            -0-
--------------------------------- ------------------------------ ------------------------------- ------------------------------

--------------------------------- ------------------------------ ------------------------------- ------------------------------
             Total                          3,831,568                        $0.80                         6,470,100
--------------------------------- ------------------------------ ------------------------------- ------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates beneficial ownership of our common stock as of March 15, 2005 by:

      o By each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock;

      o     By each of our executive officers and directors; and

      o     By all of our executive officers and directors as a group.

      Unless other indicated, the address of each beneficial owner listed below is c/o Lev Pharmaceuticals, Inc., 122 E. 42nd Street, Suite 2606, New York, NY 10168.

      Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Percentage of beneficial ownership is based on 76,303,319 shares of our common stock issued and outstanding as of March 15, 2005.

Name of Beneficial Owner                                      Number of Shares    Percentage of Shares Beneficially Owned
------------------------                                      ----------------    ---------------------------------------
Named executive officers and directors:

Judson Cooper (1)                                                 29,329,102                      38.4%

Joshua D. Schein (2)                                              29,894,372                      39.2%

Douglas J. Beck                                                            0                       --

Yanina T. Wachtfogel                                               3,425,879                       4.5%

Scott Eagle                                                                0                        --

Eric I. Richman                                                            0                        --

Thomas Lanier                                                         71,372                         *

All Directors and Executive Officers as a Group (7 persons)       35,247,308                      46.2%

Prism Ventures, LLC  (3)                                          27,473,417                      36.0%

Emigrant Capital Corporation                                      10,076,116                      13.2%

Richard Stone                                                      6,297,571                       8.3%

Newton Partners LLC (4)                                            5,293,763                       6.9%

Windsor Ventures LLC (4)                                           5,017,066                       6.6%

Sapphire Ventures LLC (4)                                          4,011,362                       5.3%

*     less than 1%

(1) Consists of (i) 1,427,450 shares of common stock issuable upon exercise of stock options, (ii) 27,473,417 shares of common stock owned by various limited liability companies, each of which Prism Ventures, LLC, a limited liability company in which Mr. Cooper owns a 50% interest in, owns and
      (iii) 428,235 shares of common stock owned by certain family members of Mr. Cooper.

(2) Includes (i) 1,427,450 shares of common stock issuable upon exercise of stock options and (ii) 27,473,417 shares of common stock owned by various limited liability companies, each of which Prism Ventures LLC, a limited liability company in which Mr. Schein owns a 50% interest in, owns.

(3) Includes 20,621,658 shares of common stock owned by various limited liability companies, each of which Prism Ventures LLC owns. Each of Judson Cooper and Joshua D. Schein own a 50% interest in Prism Ventures LLC.

(4)   Prism Ventures LLC owns a 100% limited liability interest of such company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      At the time of our inception on July 21, 2003, Prism Ventures LLC, which is owned 50% by Judson Cooper, our Chairman and Executive Vice President and 50% by Joshua Schein, our CEO, purchased 30,132,168 shares of our common stock for nominal value.

      On August 6, 2004, Timothy E. Evon, Thomas T. Evon and William H. Hamen ("Sellers") sold an aggregate of 1,441,027 shares of FCP common stock to Earnest Mathis, Gary McAdam and Gary A. Agron, each former principal stockholders of the company ("Purchasers"). Messrs. Mathis, McAdam and Agron acquired 480,342 shares, 480,342 shares and 480,343 shares, respectively. The purchase price for the shares was $300,000 plus the assumption by the Purchasers of approximately $66,800 of our liabilities. The Purchasers also agreed to pay the Sellers a portion of any profits earned by the Purchasers upon any resale of the shares. The purchase price was satisfied by the delivery to Sellers from Purchasers of a non-interest bearing $300,000 promissory note due no later than February 6, 2006 and the assumption by the Purchasers of the aforesaid liabilities of our company in the approximate amount of $66,800.

      On October 2, 2004, Gary J. McAdam, Gary A. Agron and Mathis Family Partners, Ltd., each a former principal stockholder, agreed to provide FCP a line of credit up to an aggregate $100,000. Any borrowings were to bear interest at balance at 6% per annum, any outstanding amounts were due on demand and the obligation of the lenders to loan any funds terminated upon the Merger. There were no borrowings under the line of credit. In consideration of the line of credit, FCP issued to each of Gary J. McAdam, Gary A. Agron and Mathis Family Partners, Ltd. 871,317 shares of FCP's common stock or an aggregate of 2,613,951.


ITEM 13. EXHIBITS

Exhibit
Number   Description
------   -----------

2.1 Agreement and Plan of Merger by and among Fun City Popcorn, Inc., Lev Acquisition Corp., and Lev Pharmaceuticals, Inc., dated November 5, 2004 (incorporated by reference to Exhibit 2.1 to Form 8-K filed November 10, 2004).

2.2 Amendment No. 1 to Agreement and Plan of Merger by and among Fun City Popcorn, Inc., Lev Acquisition Corp. and Lev Pharmaceuticals, Inc., dated as of December 8, 2004 (incorporated by reference to the Form 10-K/SB filed on December 29, 2004).

3.1 Certificate of Incorporation (incorporated by reference herein to the Information Statement on Schedule 14C dated January 26, 2005).

3.2 Bylaws (incorporated by reference herein to the Information Statement on Schedule 14C dated January 26, 2005).

4.1 2004 Omnibus Incentive Compensation Plan (incorporated by reference herein to Exhibit 4.1 to Form 8-K filed on January 4, 2005)

10.1 Employment Agreement dated as of November 1, 2004 between Lev Pharmaceuticals, Inc. and Judson Cooper (incorporated by reference herein to Exhibit 10.1 to Form 8-K filed on January 4, 2005)*

10.2 Employment Agreement dated as of November 1, 2004 between Lev Pharmaceuticals, Inc. and Joshua D. Schein (incorporated by reference herein to Exhibit 10.2 to Form 8-K filed on January 4, 2005)*

10.3 Distribution and Manufacturing Services Agreement between Lev Pharmaceuticals, Inc. and Sanquin Blood Supply Foundation dated as of January 16, 2004 **

10.4 Exclusive License Agreement between Lev Pharmaceuticals, Inc. and Sanquin Blood Supply Foundation dated as of January 27, 2004 **

14.1     Code of Ethics

21.1     Subisidiary of the Registrant.

31.1     Certification by Chief Executive Officer pursuant to Sarbanes Oxley
         Section 302.

31.2     Certification by Chief Financial Officer pursuant to Sarbanes Oxley
         Section 302.

32.1     Certification by Chief Executive Officer pursuant to 18 U.S. C. Section
         1350

32.2     Certification by Chief Financial Officer pursuant to 18 U.S. C. Section
         1350

*Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this form pursuant to Item 601 of Regulation S-K.

** Confidential treatment has been requested with respect to deleted portions of this agreement.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

      The aggregate fees billed and unbilled for professional services rendered by our principal accountants for the audits of our financial statements included in Form 8-K/A and for the financial statements included in our annual report on Form 10-KSB were approximately $25,000 for the period from July 21, 2003 (inception) to December 31, 2003 and approximately $80,000 for the year ended December 31, 2004 which includes an audit for the nine month period ended September 30, 2004. The aggregate fees billed by our principal accountants, for professional services rendered for the audits of FCP's annual financial statements for the years ended September 30, 2004 and 2003, and for the reviews of the financial statements included in FCP's quarterly reports on Form 10-QSB during those fiscal years were $19,525 and $34,870, respectively.

Audit-Related Fees

      For the period from July 21, 2003 (inception) to December 31, 2003 and for the year ended December 31, 2004 there were no audit-related fees billed by our principal accountants. The aggregate fees billed by our principal accountants for FCP Audit Related matters were $5,046 for the fiscal year ended September 30, 2004 and $0 for the fiscal year ended September 30, 2003.

Tax and Other Fees

      We were not billed by our principal accountants for tax compliance matters or other services for the fiscal years ended December 31, 2004 and for the period from July 21, 2003 (inception to) December 31, 2003. The aggregate fees billed by our principal accountants for FCP tax compliance matters were $454 for the fiscal year ended September 30, 2004 and $1,085 for the fiscal year ended September 30, 2003

Audit Committee Pre-Approval Policies and Procedures

      The Audit Committee's policy is to pre-approve all audit, audit-related and permissible non-audit services provided by the independent auditors in order to assure that the provision of such services does not impair the auditor's independence. These services may include audit services, audit-related services, tax services and other services.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2005                        LEV PHARMAEUTICALS, INC.

                                            BY: /s/ Joshua D. Schein
                                                --------------------
                                                Joshua D. Schein
                                                Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                      TITLE                             DATE
     ----                      -----                             ----

/s/ Joshua D. Schein       Chief Executive Officer and        March 31, 2005
-----------------------    Director
Joshua D. Schein           (Principal Executive Officer)

/s/ Judson Cooper          Chairman of the Board, Executive   March 31, 2005
-----------------------    Vice President
Judson Cooper

/s/ Douglas J. Beck        Controller                         March 31, 2005
-----------------------    (Principal Accounting Officer)
Douglas J. Beck

/s/ Scott Eagle            Director                           March 31, 2005
-----------------------
Scott Eagle

/s/ Eric I. Richman        Director                           March 31, 2005
-----------------------
Eric I. Richman

/s/ Thomas Lanier          Director                           March 31, 2005
-----------------------
Thomas Lanier

                    LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
                        (a development stage enterprise)
                        (formerly Fun City Popcorn, Inc.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2004,
                    THE PERIOD FROM JULY 21, 2003 (INCEPTION)
                            TO DECEMBER 31, 2003 AND
                           THE CUMULATIVE PERIOD FROM
                          JULY 21, 2003 (INCEPTION) TO
                                DECEMBER 31, 2004

LEV PHARMACEUTICALS, INC.
(a development stage enterprise)

Contents

                                                                           Page

Consolidated Financial Statements

   Report of independent registered public accounting firm                  F-2

   Balance sheet as of December 31, 2004                                    F-3

   Statements of operations for the cumulative period from July 21, 2003
      (inception) to December 31, 2004, the year ended December 31, 2004
      and the period from July 21, 2003                                     F-4
      (inception) to December 31, 2003

   Statements of changes in stockholders' equity for the year ended
      December 31, 2004 and the period from July 21, 2003 (inception)
      to December 31, 2003                                                  F-5

   Statements of cash flows for the cumulative period from July 21, 2003
      (inception) to December 31, 2004, the year ended December 31, 2004
      and the period from July 21, 2003 (inception) to December 31, 2003    F-6

   Notes to financial statements                                            F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Lev Pharmaceuticals, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Lev Pharmaceuticals, Inc. and subsidiary (the "Company") (a development stage enterprise) as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from July 21, 2003 (inception) to December 31, 2004, the year ended December 31, 2004 and the period from July 21, 2003 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Lev Pharmaceuticals Inc. as of December 31, 2004, and the consolidated results of their operations and their consolidated cash flows for the period from July 21, 2003 (inception) to December 31, 2004, the year ended December 31, 2004 and the period from July 21, 2003 (inception) to December 31, 2003, in conformity with U.S. generally accepted accounting principles.





Eisner LLP

New York, New York
March 28, 2005

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Balance Sheet
December 31, 2004

ASSETS
Current assets:
   Cash and cash equivalents                                        $ 5,544,507
   Prepaid expenses                                                     263,587
   Other assets                                                          41,661
                                                                    -----------

        Total current assets                                          5,849,755

Fixed assets, net of accumulated depreciation of $286                     7,150
Security deposit                                                         16,817
                                                                    -----------

                                                                    $ 5,873,722
                                                                    ===========

LIABILITIES
Current liabilities:
   Accrued expenses                                                 $   243,625
   Income taxes payable                                                  82,916
                                                                    -----------

        Total current liabilities                                       326,541

   Deferred lease liability                                               4,857
                                                                    -----------

        Total liabilities                                               331,398
                                                                    -----------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 20,000,000 authorized,
   no shares issued and outstanding
Common stock - $0.01 par value, 200,000,000 shares authorized,
   76,303,319 shares issued  and issuable at December 31, 2004          763,033
Additional paid-in capital                                            9,891,915
Subscription receivable                                                    (130)
Deficit accumulated during the development stage                     (5,112,494)
                                                                    -----------

      Total stockholders' equity                                      5,542,324
                                                                    -----------

                                                                    $ 5,873,722
                                                                    ===========


See notes to consolidated financial statements                               F-3

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Operations

                                                 Period From                    Period From
                                                July 21, 2003      Year        July 21, 2003
                                               (Inception) to      Ended       (Inception) to
                                                December 31,    December 31,     December 31,
                                                    2004           2004             2003
                                               ------------    ------------    ------------
Costs and expenses:
   Research and development                    $  1,133,933    $  1,126,933    $      7,000
   Payment to certain Fun City Popcorn, Inc.
      shareholders representing merger costs        283,732         283,732
   General and administrative and license
      acquisition costs                           3,375,632       3,262,461         113,171
                                               ------------    ------------    ------------

      Loss from operations                       (4,793,297)     (4,673,126)       (120,171)

Other income (expense):
   Interest income (expense)                         50,858          50,912             (54)
                                               ------------    ------------    ------------

Net loss                                       $ (4,742,439)   $ (4,622,214)   $   (120,225)
                                               ============    ============    ============

Net loss per share - basic and diluted                         ($      0.07)   ($      0.00)
                                                               ============    ============

Weighted average shares - basic and diluted                      62,384,476      37,164,757
                                                               ============    ============


See notes to consolidated financial statements                              F-4

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Changes in Stockholders' Equity (Notes A and E) Year Ended December 31, 2004 and the Period From July 21, 2003 (Inception) to December 31, 2004

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                                Additional                During the
                                       Preferred Stock      Common Stock          Paid-in  Subscription  Development
                                       Shares   Amount    Shares     Amount       Capital   Receivable      Stage         Total
                                       ------   ------    ------     ------       -------   ----------   ------------     -----

Issuance of founders' shares ($0.01
   per share) issued July 21, 2003                       37,018,531   $370,185                $ (130)    $(370,055)       $     0
Sale of shares in December 2003 at
  $0.26 per share                                         1,141,960     11,420     $288,580                                300,000
Net loss for the period from July 21,
  2003 (inception) to December 31, 2003                                                                   (120,225)       (120,225)
                                                         ----------  ---------    ---------   ------     ---------    ------------

Balance - December 31, 2003                              38,160,491    381,605      288,580     (130)     (490,280)        179,775
Sale of common stock in February
  2004 at $0.26 per share                                 3,425,879     34,259      865,741                                900,000
Sale of common stock in February
  and March 2004 at $0.30 per share,
  net of issuance costs of $51,465                       23,913,848    239,138    6,829,357                              7,068,495
Issuance of warrants to purchase
  7,327,576 shares of common stock
  to consultants at fair value, in
  March 2004                                                                      1,985,562                              1,985,562
Issuance of warrants to purchase
  111,341 shares of common stock
  to consultant at fair value, in
  August 2004                                                                        19,968                                 19,968
Cashless exercise of warrants
  in August 2004                                          6,297,571     62,976      (62,976)                                     0
Shares deemed issued in connection
  with Fun City Popcorn, Inc.
  merger on December 29, 2004                             4,505,530     45,055     (109,518)                               (64,463)
Issuance of Series A preferred stock
  and automatic conversion into
  common shares in connection with
  the merger of Fun City Popcorn,
  Inc. on December 29, 2004 (Note A)
Modification of options and warrants
  in connection with merger treated
  as compensation expense                                                            75,201                                 75,201
Net loss for the year ended
  December 31, 2004                                                                                     (4,622,214)     (4,622,214)
                                                         ----------   --------   ----------   ------   -----------    ------------

Balance - December 31, 2004                              76,303,319   $763,033   $9,891,915   $ (130)  $(5,112,494)   $  5,542,324
                                                         ==========   ========   ==========   ======   ===========    ============


See notes to consolidated financial statements                              F-5

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Cash Flows

                                                           Cumulative
                                                          Period From                    Period From
                                                         July 21, 2003      Year        July 21, 2003
                                                         (Inception) to    Ended       (Inception) to
                                                          December 31,   December 31,   December 31,
                                                              2004          2004           2003
                                                         -----------    -----------    ---------------
Cash flows from operating activities:
   Net loss                                              $(4,742,439)   $(4,622,214)   $  (120,225)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
        Compensation to consultants from issuance of
           warrants                                        2,005,530      2,005,530
        Option and warrants modification resulting
           from merger                                        75,201         75,201
        Depreciation expense                                     286            286
        Changes in:
           Prepaid expenses and other assets                (322,065)      (322,065)
           Deferred lease liability                            4,857          4,857
           Income tax liability                               18,453         18,453
           Accrued expenses                                  243,625        140,991        102,634
                                                         -----------    -----------    -----------

             Net cash used in operating activities        (2,716,552)    (2,698,961)       (17,591)
                                                         -----------    -----------    -----------

Cash flows from investing activities:
   Purchase of fixed assets                                   (7,436)        (7,436)
                                                         -----------    -----------

Cash flows from financing activities:
   Proceeds from notes payable to stockholder                 18,000                        18,000
   Repayment of notes payable to stockholder                 (18,000)       (18,000)
   Net proceeds from sale of common stock                  8,268,495      7,968,495        300,000
                                                         -----------    -----------    -----------

             Net cash provided by financing activities     8,268,495      7,950,495        318,000
                                                         -----------    -----------    -----------

Net increase in cash and cash equivalents                  5,544,507      5,244,098        300,409
Cash and cash equivalents - beginning of period                             300,409
                                                         -----------    -----------    -----------

Cash and cash equivalents - end of period                $ 5,544,507    $ 5,544,507    $   300,409
                                                         ===========    ===========    ===========

Supplemental non-cash investing and financing
   activities:
      Issuance of 6,297,571 shares of common stock in connection with the cashless exercise of a warrant to purchase 7,137,249 shares of common stock in August 2004 (Note F)


See notes to consolidated financial statements                               F-6

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2004

NOTE A - ORGANIZATION AND BUSINESS

Fun City Popcorn, Inc., (the "Company" or "FCP"), a non-operating public company, was incorporated on September 18, 1985 in the State of Nevada.

On November 5, 2004, FCP entered into an agreement and plan of merger (the "Agreement") with Lev Development Corp., formerly known as Lev Pharmaceuticals, Inc. ("Lev"), which was incorporated on July 21, 2003 in the State of Delaware. Lev is a development stage company which is engaged in developing and commercializing therapeutic products for the treatment of inflammatory diseases. On December 29, 2004, the merger closed and pursuant to the Agreement, FCP acquired 100% of the outstanding capital stock of Lev through its subsidiary Lev Acquisition Corp ("LAC"). In connection with the merger, FCP changed its name to Lev Pharmaceuticals, Inc. and increased its authorized common stock to 200,000,000 shares and its preferred stock to 20,000,000 shares. Under terms of the Agreement, the stockholders of Lev exchanged all of their issued and outstanding shares of common stock for 5,029,795 shares of FCP common stock, and 4,789,433 Series A voting convertible preferred shares (the "Exchange"). Each Series A voting convertible preferred share is automatically convertible into
13.940668 shares of FCP common stock (an aggregate 66,767,994 common shares). The 71,797,789 shares of common stock represent approximately 94.10% of the ownership interests in FCP. In addition, all of the outstanding Lev options and warrants immediately prior to the merger were exchanged for 2,854,900 FCP options and 301,669 FCP warrants. The Exchange which, resulted in the stockholders of Lev having control of FCP, represents a recapitalization of FCP, or a "reverse merger" rather than a business combination. In connection therewith, FCP's historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by FCP in the Exchange while Lev's historical accumulated deficit was carried forward. The statement of operations reflects the activities of Lev from the commencement of its operations on July 21, 2003. In connection with the Agreement, Lev would pay an aggregate of $350,000 to certain FCP stockholders. In December 2004, Lev paid certain FCP stockholders $283,731 which represents the $350,000 less a balance of $66,269 for FCP's tax liability. In connection with the Exchange, the exercise price of the outstanding warrants and options remained the same. The Company recorded a charge of approximately $75,000 for the change in value of the Company's outstanding options and warrants as of December 29, 2004 as a result of the increase in the number of common shares into which these equity instruments are exercisable based on the exchange ratio used in the merger, since the aggregate intrinsic value of the warrants and options after the Exchange is greater than before. The Black-Scholes option-pricing model was used to calculate the value of certain options and warrants and the related charge based upon the following weighted average assumptions to determine fair value; risk-free interest rate of 3.58%; expected life of 5 years; dividend yield of 0% and expected volatility of 70%.

As a development stage enterprise, the Company's primary efforts are devoted to conducting research and development, forming collaborations and raising capital. The Company has limited capital resources and has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. At December 31, 2004, the Company had approximately $5.5 million in cash and cash equivalents. Management believes that cash and cash equivalents on hand at December 31, 2004 will be sufficient to fund operations through December 31, 2005. However, the Company will be required to raise additional funds to meet long-term planned goals. There can be no assurance that such funds, if at all available, can be obtained on terms reasonable to the Company.

In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's research and development will be successfully completed, that any product will be approved or commercially viable. As the Company operates in an environment of rapidly changing technology, it is dependent upon the services of its employees, collaborators and consultants.

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]   Basis of Presentation

      The consolidated financial statements include the accounts of Lev Pharmaceuticals, Inc. (formerly Fun City Popcorn, Inc.) and its wholly-owned subsidiary Lev Development Corp (formerly Lev Pharmaceuticals, Inc.) All significant intercompany transactions and balances have been eliminated in consolidation. As the Company is devoting its efforts to research and the development, there has been no revenue generated from sales, license fees or royalties, the Company's financial statements are presented as statements of a development stage enterprise

[2]   Cash and cash equivalents:

      The Company considers all highly liquid investments which have maturities of three months or less, when acquired, to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. At December 31, 2004, the Company had deposited approximately $5.5 million in two commercial banks.

[3]   Patents:

      As a result of research and development efforts conducted by the Company, it has applied or is applying for a number of patents to protect proprietary inventions. All costs associated with patents are expensed as incurred.

[4]   Research and development costs:

      The Company expenses all research and development costs as incurred for which there is no alternative future use. Such expenses include licensing fees and costs associated with planning and conducting clinical trials.

[5]   Concentration of credit risk:

      Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents.

[6]   Property and equipment:

      Property and equipment is stated at cost less accumulated depreciation. We compute depreciation of property and equipment using the straight-line method over the asset's estimated useful life, which is five years.

[7]   Income taxes:

      The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires that the Company recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more than likely that these deferred income tax assets will be realized.

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[8]   Use of estimates:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Equity instruments are valued using assumptions which may vary significantly between periods.

[9]   Equity issuance costs:

      Costs incurred for the issuance of the Company's common stock may be temporarily recorded as deferred offering costs. Upon issuance of the securities, those costs are reclassified as a reduction of the offering proceeds. In the event that an offering is not completed within a reasonable time, those costs would be expensed in the period the offering is determined to be unsuccessful.

[10]  Stock-based compensation:

      The Company accounts for stock-based compensation to employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Under APB No. 25, generally, no compensation expense is recognized in the financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the Company's stock is equal to or less than the amount an employee must pay to acquire the stock. The Company will recognize compensation expense in situations where the terms of an option grant are not fixed or where the fair value of the Company's common stock on the grant date is greater than the amount an employee must pay to acquire the stock.

      The Company has a stock-based incentive plan, which is described in Note
      H. For the period from July 21, 2003 (inception) to December 31, 2003 no stock options were granted. During the year ended December 31, 2004, stock options were granted under the plan:

          Net loss                                                $ (4,622,214)
          Total stock based employee compensation expense
            determined under fair value based method
            for all awards                                          (1,470,279)
                                                                  ------------

          Pro forma net loss                                      $ (6,092,493)
                                                                  ============

          Net loss per common share (basic and diluted):
             As reported                                          $      (0.07)
                                                                  ============

             Pro forma                                            $      (0.10)
                                                                  ============

      The weighted average fair value at the date of grant for options granted during the year ended December 31, 2004 was $0.50 and was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

          Expected life in years                                             5
          Interest rate                                            3.36 - 3.58
          Volatility                                                        70%
          Dividend yield                                                     0%

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[10]  Stock-based compensation: (continued)

      The fair value of warrants issued to non-employees for services are included in the financial statements and expensed when services are performed. The estimated allocated fair value of warrants issued in connection with financing activities is expensed over the term of debt instruments. Warrants issued in connection with services or financings were valued at the grant date using the Black-Scholes option-pricing model.

[11]  Future impact of recently issued accounting standards:

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R ("SFAS No. 123R"), "Share-Based Payment". SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB No. 25, "Accounting for Stock issued to Employees," and its related implementation guidance. The provisions of SFAS No. 123R require the Company to expense, in the statement of operations, the fair value of awards of equity instruments exchanged for employee services, based on the grant-date fair value of those awards. The grant-date fair value of equity instruments will be estimated using an appropriate option-pricing model and will be recognized over the vesting period of the awards. SFAS No. 123R will be effective, for public companies, for interim or annual reporting periods that begin after June 15, 2005. The Company is in the process of analyzing adopting SFAS No. 123R but expects it to have a material impact on its financial statements.

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB issued FIN 46 Revised ("FIN 46R"), which claries certain complexities of FIN 46. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This interpretation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. A company with a variable interest in a VIE must disclose certain information. The Company does not believe it has VIE arrangements.

[12]  Net loss per share:

      The Company prepares its per share data in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic net loss per share is computed on the basis of net loss for the period divided by the weighted average number of shares of common stock outstanding during the period. Since the Company has incurred net losses since inception, diluted net loss per share does not include the number of shares issuable upon exercise of outstanding options and warrants since inclusion would be anti-dilutive. Additional disclosures have been included in Note E.

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2004

NOTE C - FIXED ASSETS

Fixed assets at December 31, 2004 consist of the following:

      Office equipment                                            $ 7,436
      Accumulated depreciation                                       (286)
                                                                  -------

                                                                  $ 7,150
                                                                  =======

Depreciation expense for the year ended December 31, 2004 was $286.


NOTE D - ACCRUED EXPENSES

Accrued expenses at December 31, 2004 consist of the following:

      Accrued professional fees                                     $ 129,795
      Accrued rent                                                     33,437
      Accrued payroll                                                  22,081
      Other accrued expenses                                           58,312
                                                                    ---------

                                                                    $ 243,625
                                                                    =========


NOTE E - LOSS PER SHARE

Basic net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each year. Potentially common shares, of 3,831,568 at December 31, 2004, related to stock options and warrants, were excluded from the diluted loss per share calculation because their effect would have been anti-dilutive.


NOTE F - STOCKHOLDERS' EQUITY

[1]   Common stock:

      Lev issued 12,966,667 shares of common stock at $0.00001 par value to its founders (the "Founders' Shares") effective July 22, 2003 and recorded subscriptions receivable of $130. These shares were exchanged for 37,018,531 shares of the Company's common stock in connection with the merger. The Company increased its accumulated deficit by $370,055 in connection with the par value differential of the shares relating to FCP.

      In December 2003, Lev received proceeds of $300,000 through the sale of 1,141,960 shares of common stock to a single investor at $0.26 per share.

      Between February and March 2004, Lev received proceeds of approximately $7,968,000, net of issuance costs of approximately $51,000, from the sale of 3,425,879 shares of common stock at $0.26 per share and of 23,913,848 shares of common stock at $0.30 per share.

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2004

NOTE F - STOCKHOLDERS' EQUITY  (CONTINUED)

[2]   Warrants:

      In March 2004, the Company granted fully vested warrants to two consultants, who had assisted the Company with developing its strategic business plan, obtaining its license for the Product as herein after defined and consulting on its corporate structure. The warrants are for the purchase of 7,327,576 shares of common stock (2,566,667 shares of common stock prior to the Exchange) of common stock at an exercise price of $0.10 per share, expiring in March 2014. The aggregate fair value of the warrants, using the Black-Scholes option-pricing model, totaled approximately $1,986,000. The weighted-average assumptions used to determine the fair values of the warrants are as follows: risk-free interest rate of 2.64%; expected warrant life of 5 years; dividend yield of 0% and expected volatility of 70%. On August 23, 2004, one of the consultants exercised warrants covering 7,137,249 (2,500,000 shares of common stock prior to the Exchange) shares of common stock in a net share settlement. The warrant exercise price of $250,000 was satisfied by reducing the number of shares exercised with a total value of $250,000 (at $0.85 per share). The Company issued 6,297,571 shares of common stock.

      In August 2004, the Company granted warrants to a consultant, who had assisted the Company with its development programs and clinical trial design to purchase a total of 111,341 shares (39,000 shares of common stock prior to the merger) of common stock at an exercise price of $0.85 per share, expiring in August 2014. The aggregate fair value of the warrants on their respective issuance dates, using the Black-Scholes option-pricing model, totaled approximately $20,000. The weighted-average assumptions used to determine the fair values of the warrants are as follows: risk-free interest rate of 3.38%; expected warrant life of 5 years; dividend yield of 0% and expected volatility of 70%.

      On February 9, 2004, the Company entered into an engagement agreement (the "Engagement Agreement") with a placement agent (the "Placement Agent"), under which the Placement Agent was engaged to raise funds and assist the Company in an initial public offering. The Engagement Agreement also provided for the sale of a contingent warrant for $100,000, to the Placement Agent to purchase up to 35,686,243 shares (12,500,000 shares of common stock prior to the merger) of common stock. The Placement Agent raised approximately $550,000 for the Company in February 2004. On June 9, 2004, the Company entered into an amended and restated engagement agreement (the "Amended Engagement Agreement") which replaced the Engagement Agreement, under which the Placement Agent was engaged to raise funds through a private placement of the Company's common stock at $0.85 per share with gross proceeds of up to $10,000,000 closing on or before July 30, 2004. In connection with the Amended Engagement Agreement, the warrant to purchase 35,686,243 (12,500,000 share of common stock prior to the merger) shares of common stock was cancelled and terminated, and the Placement Agent would receive a defined number of warrants, exercisable at $0.85 per share to purchase up to a maximum of 7,137,249 shares of the Company's common stock based on the amount of funds raised from investors introduced by the Placement Agent. In addition, the Placement Agent would receive a defined amount of cash compensation. The Company was responsible for all expenses in connection with the Private Placement. No funds were raised under the Amended Engagement Agreement, which expired on September 1, 2004.

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2004

NOTE F - STOCKHOLDERS' EQUITY  (CONTINUED)

[2]   Warrants:  (continued)

      Warrant activity is summarized as follows:

                                                                       Weighted-
                                                                        Average
                                                                        Exercise
                                                        Shares           Price
                                                        ------           -----

           Outstanding at December 31, 2003:
              Granted                                   43,125,160      $0.72
              Exercised                                 (7,137,249)      0.10
              Cancelled                                (35,686,243)      0.85
                                                      ------------

              Warrants outstanding and exercisable
                 at December 31, 2004                      301,668      $0.38
                                                      ============


      The following table summarizes information about warrants outstanding at December 31, 2004:

                                                          Weighted
                                                           Average
                                          Number          Remaining
                                       Outstanding       Contractual
                        Exercise           and              Life
                          Price        Exercisable       (In Years)
                          -----        -----------       ----------

                         $ 0.10          190,327             9.2
                         $ 0.85          111,341             9.7
                                         -------

                                         301,668
                                         =======

NOTE G - COMMITMENTS AND CONTINGENCIES

[1]   Sanquin Blood Foundation:

      The Company has entered into a series of agreements (the "Sanquin Agreements") with Sanquin Blood Foundation ("Sanquin"), a not-for-profit research organization in the Netherlands, including an option agreement, a distribution and manufacturing services agreement and a license agreement. The Sanquin Agreements are intended to allow the Company to conduct clinical trials of the C1 esterase inhibitor (the "Product") manufactured and supplied by Sanquin, and to sell the Product following regulatory approval.

      (a) Option agreement:

      On September 23, 2003, the Company and Sanquin entered into an option agreement (the "Option Agreement") under which Sanquin granted to the Company an option for an exclusive, world-wide license to certain Sanquin technology and underlying patents. The Company paid Sanquin a non-refundable fee of $25,000 in exchange for the rights to this option. On January 27, 2004, the Company exercised its option under the Option Agreement (see License Agreement).

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2004

NOTE G - COMMITMENTS AND CONTINGENCIES  (CONTINUED)

[1]   Sanquin Blood Foundation:

      (b) Distribution and manufacturing services agreement:

      On January 16, 2004, the Company and Sanquin entered into a distribution and manufacturing services agreement (the "Distribution Agreement") under which Sanquin will manufacture and supply agreed-upon quantities of the product to the Company, as soon as Sanquin obtains an export license during 2005, for an agreed-upon minimum price, which is subject to change, as defined. In connection with quantities supplied for the clinical trial prior to regulatory approval, Sanquin will provide a loan to the Company in the amount of the product purchased, which will be subject to a purchase money security interest. Upon regulatory approval, Sanquin will forgive the loan and release any and all security interests. Title to the product will transfer to the Company upon delivery. The product will initially be used to conduct Phase III clinical trials. Sanquin also granted to the Company the exclusive right to distribute, market and sell the product in the U.S. and certain other countries, as specified upon regulatory approval to do so in each respective country.

      The Distribution Agreement terminates on December 31, 2007, unless extended by the Company for up to two three-year periods or by mutual agreement of the parties prior to its expiration. Either party may terminate the Distribution Agreement if the Company does not obtain FDA approval for the clinical development plan or does not secure a clinical research organization to conduct the Phase III clinical trial before December 31, 2004. As of December 31, 2004, such condition has been satisfied. In addition, either party may terminate the Distribution Agreement upon breach, as defined, by the other party that is not cured within 30 days of written notice. The Distribution Agreement will be terminated by both parties, without obligation by either party, if an export license is not obtained by Sanquin during 2005. Commencing with the commercial launch of the product and thereafter, the Company must purchase from Sanquin a minimum of approximately $7,200,000 of the product per calendar year.

      (c) License agreement:

      On January 27, 2004, the Company signed an exclusive world-wide license agreement (the "License Agreement") with Sanquin, thus exercising its option under the Option Agreement. The Company has the right to grant sub-licenses under the License Agreement. The License Agreement gives the Company the right to perform research for, make, use and sell the licensed technology and licensed products, as defined.

      In consideration for the granting of the license, the Company agreed to pay Sanquin, within 60 days of execution of the License Agreement, $82,000, the agreed-upon amount of expenses incurred by Sanquin for the preparation, filing and maintenance of the underlying patents through the date of execution of the License Agreement. In addition, the Company shall make the following payments to Sanquin during the course of the License
      Agreement: (i) royalties on net sales, as defined, of therapeutic products or diagnostic products, as defined; (ii) a non-refundable, non-creditable one-time license access fee of $175,000 within 60 days of execution of the License Agreement; (iii) minimum annual royalties beginning in the first year of commercialization, as defined; and (iv) 10% of the consideration received from patent infringement settlements. In addition, the Company will create a sponsored research plan to be carried out by Sanquin and will provide minimum funding of $125,000 per year for three years from the date of execution of the License Agreement. In February 2004, the Company paid $257,000 in connection with execution of the License Agreement and such amounts were recorded in the statement of operations for the year ended December 31, 2004 as research and development expense.

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2004

NOTE G - COMMITMENTS AND CONTINGENCIES  (CONTINUED)

[1]   Sanquin Blood Foundation:

      (c) License agreement: (continued)

      The License Agreement will terminate upon the expiration of the last to expire patent underlying the related technology. In the event of expiration of the License Agreement, the Company will have a royalty-free, fully paid-up, non-exclusive license to the technology. Either party may terminate the License Agreement upon breach by the other party that is not cured within 30 days of written notice. The Company will have the right to terminate the License Agreement within 90 days' written notice to Sanquin for any reason, at which time the Company will be responsible to pay certain defined outstanding obligations. Sanquin may terminate the License Agreement if the Company does not perform, as defined, under the License Agreement and such failure to perform is not cured within 60 days' written notice to the Company.

[2]   Service agreements:

      (a) On September 20, 2004, the Company entered into an agreement for the design, management and implementation of clinical development programs and paid $225,000. The agreement was terminated by the Company on March 1, 2005.

      (b) On March 2, 2005, the Company entered into an agreement for the design, management and implementation of clinical development programs. Upon execution of the agreement, the Company made a payment of approximately $57,000 as a deposit against monthly invoices. The estimated fees for the services to be provided are approximately $1,000,000.

[3]   Operating lease:

      On July 1, 2004, the Company entered into an agreement to sublease office space through August 31, 2006 (the "Office Sublease") and paid a security deposit of $16,817. The Office Sublease contains provisions for escalation of rental payments, a rental holiday during the first month of the sublease, a proportionate share of utilities and real estate taxes. In addition, the Company is required to make additional payments for utilities and real estate taxes. Prior to July 1, 2004, the Company utilized space provided by a founder/officer without remuneration. During the year ended December 31, 2004, rent expense was $32,255 before sublease income. In addition, the Company sublet a portion of its office space to third parties on a month-to-month basis. Rental income from these subleases amounted to $11,212 for the year ended December 31, 2004. As of December 31, 2004, the Company recorded a deferred lease liability of $4,858, which represents the excess of rent expense recognized on a straight-line basis over the term of the office sublease over rental payments.

      Future minimum rental payments under the Office Sublease are as follows:

                        Year Ending           Operating
                        December 31,             Lease
                        ------------             -----

                          2005                  68,000
                          2006                  46,000
                                              --------

                                              $114,000
                                              ========

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2004

NOTE G - COMMITMENTS AND CONTINGENCIES  (CONTINUED)

[4]   Employment agreements:

      On November 1, 2004, the Company entered into employment agreements (the "Employment Agreements"), expiring on October 31, 2008 (the "Initial Term"), with the Chief Executive Officer and the Chairman and Executive Vice President of the Company (the "Employees"), who are also significant stockholders of the Company. Under the terms of the Employment Agreements, the Employees are each to receive annual base compensation of $312,500, which will increase every year by the greater of 5% or the percentage increase of the Labor Consumer Price Index, and fully vested options to purchase 1,427,450 shares of the Company's common stock exercisable at $0.85 per share, which will expire on November 1, 2014. Under the provisions of the Employment Agreements, the Employees will receive a cash payment equal to their salary for the remainder of the term of the Employment Agreements in any occurrence of a change of control in the Company, as defined. The Employment Agreements will be automatically renewed for additional one-year periods (the "Renewal Terms") unless either party notifies the other in writing of its intentions not to renew within 90 days prior to the expiration of the Initial Term or Renewal Terms (the Initial Term together with the Renewal Terms will be known as the "Term"). Upon termination, as defined, the Employees will continue to receive compensation through the end of the current Term, unless such Term is reduced, as defined.


NOTE H - STOCK OPTIONS

On March 18, 2004 (the "Effective Date"), the Company's Board and stockholders adopted the 2004 Omnibus Incentive Compensation Plan (the "Plan"). The Plan has been adopted as a means of attracting, motivating, and retaining the best available personnel for positions of substantial responsibility within the Company, and in order to provide additional incentive to directors, employees, and other eligible individuals (the "Awardees"). Under the Plan, the maximum number of options to acquire shares of the Company's common stock that are available for issuance to Awardees shall be 3,500,000. For the period from July 21, 2003 (inception) to December 31, 2003, no options were granted under the Plan or outside the Plan.

Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the "Awards"). The Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined. The Plan provides for a Committee of the Board (the "Committee") to grant Awards to Awardees and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the Awards, including acceleration of the vesting of an Award at any time. All options granted under the Plan are intended to be non-qualified ("NQO") unless specified by the Committee to be incentive stock options ("ISO"), as defined by the Internal Revenue Code. NQOs may be granted to employees, consultants or other individuals at an exercise price, equal to, below or above the fair value of the common stock on the date of grant. ISOs may only be granted to employees of the Company and may not be granted at exercise prices below fair value of the common stock on the date of grant (110% of fair value for employees who own 10% or more the Company). Under the Plan, following the termination of an Awardee's employment or active involvement with the Company, the Committee shall determine the extent to which the Awardee has the right to exercise outstanding options. The Plan will terminate at the earliest of (i) its termination by the Committee or (ii) March 18, 2014. Awards granted before termination of the Plan will continue under the Plan until exercised, cancelled or expired.

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2004

NOTE H - STOCK OPTIONS  (CONTINUED)

On December 29, 2004, the Company increased the number of shares available for issuance under the Plan from 3,500,000 to 10,000,000. In addition, the Company issued to three directors a total of 675,000 stock options to purchase common stock under the Plan at an exercise price of $0.80 per share which vest equally over three years. As of December 31, 2004, there are 6,470,100 options available to grant under the Plan.

Activity related to the Stock Option Plan is summarized as follows:

                                                               Weighted
                                                                Average
                                                               Exercise
                                                 Outstanding    Price
                                                 -----------    -----
      Outstanding at December 31, 2003:
         Options granted                         3,529,900      $0.84
                                                 ---------

      Options at December 31, 2004               3,529,900      $0.84
                                                 =========

The following table summarizes information about stock options outstanding as of December 31, 2004:

                                               Weighted
                                                Average
                                               Remaining
                                              Contractual
             Exercise          Number            Life             Number
               Price        Outstanding       (In Years)       Exercisable
               -----        -----------       ----------       -----------

             $  0.80             675,000         10.0
             $  0.85           2,854,900          9.8           2,854,900
                               ---------                        ---------

                               3,529,900                        2,854.900
                               =========                        =========


NOTE I - INCOME TAXES

There is no provision (benefit) for federal or state income taxes for the year ended December 31, 2004 and the period from July 21, 2003 (inception) to December 31, 2003 since the Company has incurred operating losses and has established a valuation allowance equal to the total deferred tax asset.

The tax effect of temporary differences and net operating losses are as follows:

                                                       December 31,
                                                    2004           2003
                                                    ----           ----

Deferred tax assets and valuation allowance:
   Net operating loss carryforwards            $   714,000
   Capitalized start-up cost                       463,000    $    44,000
   Capitalized research and development cost       434,000          3,000
   Issuance of warrants to consultants              57,000
                                               -----------    -----------

   Total deferred tax assets                     1,668,000         47,000
   Valuation allowance                          (1,668,000)       (47,000)
                                               -----------    -----------

      Net deferred tax asset                   $         0    $         0
                                               ===========    ===========

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2004

NOTE I - INCOME TAXES  (CONTINUED)

At December 31, 2004, the Company has available, for tax purposes, unused net operating loss carryforwards of approximately $1,832,000 which will expire in 2024. The change to the valuation allowance from December 31, 2003 to December 31, 2004 was $1,622,000. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% has occurred within a three-year period.

A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate used to calculate the Company's income tax provision is as follows:

                                                                December 31,
                                                              2004         2003
                                                              ----         ----

Statutory federal income tax rate                               34 %        34 %
State income tax rate, net of federal taxes                      5           5
Permanent differences                                         (2.9)          -
Valuation allowance                                          (36.1)        (39)
                                                             -----        ----

Income tax provision                                             0 %         0 %
                                                             =====        ====