Form 10QSB
period 2005-03-31
Lev Pharmaceuticals Inc
filed 2005-05-20
CIK 1144062

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          COMMISSION FILE NO. 000-32947


                            Lev Pharmaceuticals, Inc.
                 ----------------------------------------------
           (Name of Small Business Issuer as specified in Its Charter)

           Delaware                                       88-0211496
  -------------------------------                    -------------------
  (State or Other Jurisdiction of                     (I.R.S. Employer
  Incorporation or Organization)                     Identification No.)


122 East 42nd Street, Suite 2606, New York, New York           10168
----------------------------------------------------         ---------
  (Address of Principal Executive Offices)                   (Zip Code)

                               (212) 682-3096
              ------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

As of May 12, 2005, the issuer had 80,754,093 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): |_| Yes |X| No

                                INTRODUCTORY NOTE

This Report on Form 10-QSB for Lev Pharmaceuticals, Inc. (the "Company") may contain forward-looking statements. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," believe," "estimate" and "continue" or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2004 and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

                            Lev Pharmaceuticals, Inc.

                              Index to Form 10-QSB

Part I.  Financial Information                                                                           Page

Item 1.  Condensed Consolidated Financial Statements                                                       3

         Condensed Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004      3

         Unaudited Condensed Consolidated  Statements of Operations for the Three Months                   4
              Ended March 31, 2005 and 2004 and for the Period from July 21, 2003
              (Inception) to March 31, 2005

         Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months                    5
              Ended March 31, 2005 and 2004 and for the Period from July 21, 2003
              (Inception) to March 31, 2005

         Notes to Unaudited Condensed Consolidated Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Plan of Operation                 11

Item 3.  Controls and Procedures                                                                           14

Part II. Other Information

Item 1.  Legal Proceedings                                                                                 14

Item 2.  Changes in Securities                                                                             14

Item 3.  Defaults Upon Senior Securities                                                                   14

Item 4.  Submission of Matters to a Vote of Security Holders                                               14

Item 5.  Other Information                                                                                 14

Item 6.  Exhibits                                                                                          15

         Signatures                                                                                        16

PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

Condensed Consolidated Balance Sheets

                                                                        March 31,       December 31
                                                                          2005              2004
                                                                      (Unaudited)
                                                                     --------------    --------------
ASSETS
Current assets:
   Cash and cash equivalents                                         $    4,605,422    $    5,544,507
   Prepaid expenses                                                         266,575           263,587
   Other assets                                                               3,256            41,661
                                                                     --------------    --------------

        Total current assets                                              4,875,253         5,849,755

Property and equipment, net of accumulated depreciation                      25,316             7,150
Security deposit                                                             16,817            16,817
                                                                     --------------    --------------

                                                                     $    4,917,386    $    5,873,722
                                                                     ==============    ==============
LIABILITIES
Current liabilities:
   Accounts payable                                                  $      152,276
   Accrued expenses                                                         108,774    $      243,625
   Income taxes payable                                                      83,235            82,916
                                                                     --------------    --------------

        Total current liabilities                                           344,285           326,541

   Deferred lease liability                                                   4,483             4,857
                                                                     --------------    --------------

        Total liabilities                                                   348,768           331,398
                                                                     --------------    --------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 20,000,000 authorized,
   no shares issued and outstanding
Common stock - $0.01 par value, 200,000,000 shares authorized,
    76,303,319 shares issued and outstanding at March 31, 2005 and
    December 31, 2004                                                       763,033           763,033
Additional paid-in capital                                                9,891,915         9,891,915
Subscription receivable                                                                          (130)
Deficit accumulated during the development stage                         (6,086,330)       (5,112,494)
                                                                     --------------    --------------

      Total stockholders' equity                                          4,568,618         5,542,324
                                                                     --------------    --------------

                                                                     $    4,917,386    $    5,873,722
                                                                     ==============    ==============


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)



Unaudited Condensed Consolidated Statements of Operations

                                                                                   Period From
                                                Three Months      Three Months     July 21, 2003
                                                    Ended            Ended         (Inception) to
                                                  March 31,         March 31,         March 31,
                                                    2005              2004              2005
                                               --------------    --------------    --------------
Costs and expenses:
   Research and development                    $      446,165    $      385,672    $    1,580,098
   Payment to certain Fun City Popcorn, Inc.
      shareholders representing merger costs                                              283,732
   General and administrative and license
      acquisition costs                               548,757         2,231,781         3,924,389
                                               --------------    --------------    --------------

      Loss from operations                           (994,922)       (2,617,453)       (5,788,219)

Other income (expense):
   Interest income (expense)                           21,086              (113)           71,944
                                               --------------    --------------    --------------

Net loss                                       $     (973,836)   $   (2,617,566)   $   (5,716,275)
                                               ==============    ==============    ==============

Net loss per share - basic and diluted         $        (0.01)   $        (0.06)
                                               ==============    ==============

Weighted average shares - basic and diluted        76,303,919        43,898,623
                                               ==============    ==============





The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)



Unaudited Condensed Consolidated Statements of Cash Flows

                                                                                         Period From
                                                         Three Months    Three Months   July 21, 2003
                                                            Ended           Ended       (Inception) to
                                                           March 31,       March 31,       March 31,
                                                             2005            2004            2005
                                                         ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                              $   (973,836)   $ (2,617,566)   $ (5,716,275)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
        Compensation to consultants from issuance of
           warrants                                                         1,985,562       2,005,530
        Option and warrants modification resulting
           from merger                                                                         75,201
        Depreciation expense                                      986                           1,272
        Changes in:
           Prepaid expenses and other assets                   35,417                        (286,648)
           Accounts payable                                   152,276                         152,276
           Deferred lease liability                              (374)                          4,483
           Income tax liability                                   319                          18,772
           Accrued expenses                                  (134,851)         18,258         108,774
                                                         ------------    ------------    ------------

             Net cash used in operating activities           (920,063)       (613,746)     (3,636,615)
                                                         ------------    ------------    ------------

Cash flows from investing activities:
   Purchase of property and equipment                         (19,152)                        (26,588)
                                                         ------------                    ------------

Cash flows from financing activities:
   Proceeds from stock subscription receivable                    130                             130
   Proceeds from notes payable to stockholder                                                  18,000
   Repayment of notes payable to stockholder                                  (18,000)        (18,000)
   Net proceeds from sale of common stock                                   7,968,494       8,268,495
                                                         ------------    ------------    ------------

             Net cash provided by financing activities            130       7,950,494       8,268,625
                                                         ------------    ------------    ------------

Net  (decrease) increase in cash and cash equivalents        (939,085)      7,336,748       4,605,422
Cash and cash equivalents - beginning of period             5,544,507         300,409
                                                         ------------    ------------    ------------

Cash and cash equivalents - end of period                $  4,605,422    $  7,637,157    $  4,605,422
                                                         ============    ============    ============


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND BUSINESS

Fun City Popcorn, Inc., (the "Company" or "FCP"), a non-operating public company, was incorporated on September 18, 1985.

      On November 5, 2004, FCP entered into an agreement and plan of merger (the "Agreement") with Lev Development Corp., formerly known as Lev Pharmaceuticals, Inc. ("Lev"), which was incorporated on July 21, 2003 in the State of Delaware. Lev is a development stage company that is engaged in developing and commercializing therapeutic products for the treatment of inflammatory diseases. On December 29, 2004, the merger closed and pursuant to the Agreement, FCP acquired 100% of the outstanding capital stock of Lev through its subsidiary Lev Acquisition Corp. ("LAC"). In connection with the merger, FCP changed its name to Lev Pharmaceuticals, Inc. and increased its authorized common stock to 200,000,000 shares and its preferred stock to 20,000,000 shares. Under terms of the Agreement, the stockholders of Lev exchanged all of their issued and outstanding shares of common stock for 5,029,795 shares of FCP common stock, and 4,789,433 Series A voting convertible preferred shares (the "Exchange"). Each Series A voting convertible preferred share is automatically convertible into
13.940668 shares of FCP common stock (an aggregate 66,767,994 common shares). The 71,797,789 shares of common stock represent approximately 94.10% of the ownership interests in FCP. In addition, all of the outstanding Lev options and warrants immediately prior to the merger were exchanged for 2,854,900 FCP options and 301,669 FCP warrants. The Exchange which, resulted in the stockholders of Lev having control of FCP, represents a recapitalization of FCP, or a "reverse merger" rather than a business combination. In connection therewith, FCP's historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by FCP in the Exchange while Lev's historical accumulated deficit was carried forward. The statement of operations reflects the activities of Lev from the commencement of its operations on July 21, 2003. In connection with the Agreement, Lev paid $350,000 for the acquisition of FCP including $283,731 to certain stockholders and assuming the outstanding tax liability of $66,269. In connection with the Exchange, the exercise price of the outstanding warrants and options remained the same. The Company recorded a charge of approximately $75,000 for the change in value of the Company's outstanding options and warrants as of December 29, 2004 as a result of the increase in the number of common shares into which these equity instruments are exercisable based on the exchange ratio used in the merger, since the aggregate intrinsic value of the warrants and options after the Exchange is greater than before. The Black-Scholes option-pricing model was used to calculate the value of certain options and warrants and the related charge based upon the following weighted average assumptions to determine fair value; risk-free interest rate of 3.58%; expected life of 5 years; dividend yield of 0% and expected volatility of 70%.

      As a development stage enterprise, the Company's primary efforts are devoted to conducting research and development, forming collaborations and raising capital. The Company has limited capital resources, has experienced net losses and negative cash flows from operations since inception, and expects these conditions to continue for the near future. At March 31, 2005, the Company had approximately $4.6 million in cash and cash equivalents. Management believes that cash and cash equivalents on hand at March 31, 2005 will be sufficient to fund operations through March 31, 2006. On May 3rd and 12th, 2005, the Company raised gross proceeds of approximately $4.5 million from the sale of common stock and warrants through a private placement (see note E). However, the Company will be required to raise additional funds to meet long-term planned goals. There can be no assurance that such funds, if at all available, can be obtained on terms reasonable to the Company.

      In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's research and development will be successfully completed or that any product will be approved or commercially viable. The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of Presentation

      The consolidated financial statements include the accounts of Lev Pharmaceuticals, Inc. (formerly Fun City Popcorn, Inc.) and its wholly-owned subsidiary Lev Development Corp (formerly Lev Pharmaceuticals, Inc.). All significant intercompany transactions and balances have been eliminated in consolidation. The Company is devoting its efforts to research and development and there has not been any revenues generated from sales, license fees or royalties. The Company's financial statements are presented as statements of a development stage enterprise. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 2004.

[2] Use of estimates:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Equity instruments are valued using assumptions, which may vary significantly between periods

[3] Stock-based compensation:

      The Company accounts for stock-based compensation to employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Under APB No. 25, generally, no compensation expense is recognized in the financial statements in connection with the awarding of stock option grants to employees, provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the Company's stock is equal to or less than the amount an employee must pay to acquire the stock. The Company will recognize compensation expense in situations where the terms of an option grant are not fixed or where the fair value of the Company's common stock on the grant date is greater than the amount an employee must pay to acquire the stock.

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


[3] Stock-based compensation continued:

      The Company has a stock-based incentive plan. For the period from July 21, 2003 (inception) to October 31, 2004, no stock options were granted. Below is a summary of the proforma net loss for the three months ended March 31, 2005 and 2004.

                                                 Three Months    Three Months
                                                    Ended           Ended
                                               March 31, 2005    March 31, 2004
                                                 (Unaudited)      (Unaudited)
                                                 ------------    ------------

Net loss                                         $   (973,836)   $ (2,617,566)

Total stock based employee compensation
  expense determined under fair value based
  method for all awards                              (116,505)
                                                 ------------    ------------

Pro forma net loss                               $ (1,090,341)   $ (2,617,566)
                                                 ============    ============

Net loss per common share (basic and diluted):
As reported                                      $      (0.01)   $      (0.06)
                                                 ============    ============

Pro forma                                        $      (0.01)   $      (0.06)
                                                 ============    ============

      The weighted average fair value at the date of grant for options granted during the three months ended March 31, 2005 and 2004 was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:


Expected life in
Years                                  5
Interest rate                3.58 - 4.11%
Volatility                            70%
Dividend yield                         0%

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

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4] Future impact of recently issued accounting standards:

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R ("SFAS No. 123R"), "Share-Based Payment". SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB No. 25, "Accounting for Stock issued to Employees," and its related implementation guidance. The provisions of SFAS No. 123R require the Company to expense, in the statement of operations, the fair value of awards of equity instruments exchanged for employee services, based on the grant-date fair value of those awards. The grant-date fair value of equity instruments will be estimated using an appropriate option-pricing model and will be recognized over the vesting period of the awards. SFAS No. 123R will be effective, for public companies, prospectively commencing in the first quarter of the fiscal year ending December 31, 2006. The Company is in the process of analyzing the effects of adopting SFAS No. 123R but expects it to have a material impact on its financial statements.

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

       In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect to enter into any transactions that would be affected by adopting SFAS 153.

[5] Net loss per share:

      The Company prepares its per share data in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic net loss per share is computed on the basis of net loss for the period divided by the weighted average number of shares of common stock outstanding during the period. The Company has incurred net losses and has excluded stock options and warrants since inclusion would be anti-dilutive. Potentially common shares of 3,931,568 and 7,327,576 as of March 31, 2005 and 2004 related to stock options and warrants, were excluded from the diluted loss per share calculation because their effect would have been anti-dilutive.


[6] Property and equipment:

      Property and equipment is stated at cost less accumulated depreciation. We compute depreciation of property and equipment using the straight-line method over the asset's estimated useful life, which is five years.

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)


  Note C -  PROPERTY AND EQUIPMENT

       Property and equipment, at cost, consists of the following:

                            March 31,   December 31,
                              2005          2004
                           (Unaudited)
                           ----------    ----------

Lab equipment              $   11,645    $       --
Office equipment               14,943         7,436
                           ----------    ----------
Total                          26,588          7436
Accumulated depreciation       (1,272)         (286)
                           ----------    ----------
                           $   25,316    $    7,150
                           ==========    ==========

      The Company recorded depreciation of $986 and $0 for the three months ended March 31, 2005 and 2004, respectively.

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - ACCRUED EXPENSES

           Accrued expenses consisted of the following:

                             March 31,     December 31,
                               2005            2004
                             (Unaudited)
                            ------------   ------------


Accrued professional fees   $     71,962   $    129,795
Accrued rent                          --         33,437
Accrued payroll                   29,830         22,081
Other accrued expenses             6,982         58,312
                            ------------   ------------
                            $    108,774   $    243,625
                            ============   ============

NOTE E - SUBSEQUENT EVENT

Private Placement

      On May 3rd and May 12th, 2005, we closed on a Private Placement offering and raised gross proceeds of approximately $4.5 million. As part of this Private Placement, we sold securities as a unit (the "Units") at a price of $50,000 per Unit. Each Unit consisted of 50,000 shares of common stock and a warrant to purchase 25,000 shares of common stock. The warrants are immediately exercisable at $1.35 per share and are exercisable at any time within five years from the date of issuance. We paid a fee of approximately $400,000 to a placement agent and agreed to issue 600,854 warrants (the "Agent Warrants") to purchase common stock to the placement agent. The Agent Warrants are immediately exercisable at $1.35 per share and will expire five years after issuance. We issued an aggregate of 4,450,774 shares of common stock and 2,225,387 warrants to investors in this Private Placement.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

      The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties.

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

      From July 21, 2003 (Inception) through March 31, 2005, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial biopharmaceutical products, and do not expect to have such for a number of years, if at all.

Recent Developments

      On November 5, 2004, FCP entered into an agreement and plan of merger (the "Agreement") with Lev Development Corp., formerly known as Lev Pharmaceuticals, Inc. ("Lev"), which was incorporated on July 21, 2003 in the State of Delaware. Lev is a development stage company that is engaged in developing and commercializing therapeutic products for the treatment of inflammatory diseases. On December 29, 2004, the merger closed and pursuant to the Agreement, FCP acquired 100% of the outstanding capital stock of Lev through its subsidiary Lev Acquisition Corp. ("LAC"). In connection with the merger, FCP changed its name to Lev Pharmaceuticals, Inc. and increased its authorized common stock to 200,000,000 shares and its preferred stock to 20,000,000 shares. Under terms of the Agreement, the stockholders of Lev exchanged all of their issued and outstanding shares of common stock for 5,029,795 shares of FCP common stock, and 4,789,433 Series A voting convertible preferred shares (the "Exchange"). Each Series A voting convertible preferred share is automatically convertible into
13.940668 shares of FCP common stock (an aggregate 66,767,994 common shares). The 71,797,789 shares of common stock represent approximately 94.10% of the ownership interests in FCP. In addition, all of the outstanding Lev options and warrants immediately prior to the merger were exchanged for 2,854,900 FCP options and 301,669 FCP warrants. The Exchange which, resulted in the stockholders of Lev having control of FCP, represents a recapitalization of FCP, or a "reverse merger" rather than a business combination. In connection therewith, FCP's historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by FCP in the Exchange while Lev's historical accumulated deficit was carried forward. The statement of operations reflects the activities of Lev from the commencement of its operations on July 21, 2003. In connection with the Agreement, Lev paid $350,000 for the acquisition of FCP including $283,731 to certain stockholders and assuming the outstanding tax liability of $66,269. In connection with the Exchange, the exercise price of the outstanding warrants and options remained the same. The Company recorded a charge of approximately $75,000 for the change in value of the Company's outstanding options and warrants as of December 29, 2004 as a result of the increase in the number of common shares into which these equity instruments are exercisable based on the exchange ratio used in the merger, since the aggregate intrinsic value of the warrants and options after the Exchange is greater than before. The Black-Scholes option-pricing model was used to calculate the value of certain options and warrants and the related charge based upon the following weighted average assumptions to determine fair value; risk-free interest rate of 3.58%; expected life of 5 years; dividend yield of 0% and expected volatility of 70%.

      On May 3rd and May 12th, 2005, we closed on a Private Placement offering and raised gross proceeds of approximately $4.5 million. As part of this Private Placement, we sold securities as a unit (the "Units") at a price of $50,000 per Unit. Each Unit consisted of 50,000 shares of common stock and a warrant to purchase 25,000 shares of common stock. The warrants are immediately exercisable at $1.35 per share and are exercisable at any time within five years from the date of issuance. We paid a fee of approximately $400,000 to the placement agent and agreed to issue 600,854 warrants (the "Agent Warrants") to purchase common stock to the placement agent. The Agent Warrants are immediately exercisable at $1.35 per share and will expire five years after issuance. We issued an aggregate of 4,450,774 shares of common stock and 2,225,387 warrants to investors in this Private Placement.

Plan of Operations

      Our plan of operations for the next twelve months is to focus primarily on our Phase III clinical trial of our lead product candidate, C1-INH for the treatment of HAE. In addition, we are currently developing C1-INH for the treatment of AMI.

Hereditary Angioedema

      We entered into a distribution and manufacturing services with Sanquin in January 2004. Sanquin currently manufactures and markets a highly purified preparation of C1-INH in Europe and pursuant to the agreement, Sanquin agreed to provide us with C1-INH for use in our clinical trials and for commercial distribution upon regulatory licensure. Pursuant to the agreement, we have distribution rights in all countries in North, Central and South America, with the exception of the Dutch Overseas Territories, Argentina and Brazil.

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

Results of Operations

      Three Months Ended March 31, 2005 as compared to the Three Months Ended March 31, 2004

      We had no revenues during the three months ended March 31, 2005 and 2004 and the period from July 21, 2003 (Inception) to March 31, 2005 because we do not have any commercial biopharmaceutical products.

      Research and development expenses for the three months ended March 31, 2005 were $446,165 as compared to $385,672 for the three months ended March 31, 2004. The increase of $60,493 primarily represents expenses relating to the Phase III clinical trials that commenced in March 2005.

      General, administrative and license acquisition costs were $548,757 for the three months ended March 31, 2005 as compared to $2,231,781 for the three months ended March 31, 2004. The decrease of $1,683,024 is primarily due to the recording of a non-cash compensation expense of $1,985,562 for the three months ended March 31, 2004 for the issuance of warrants to two consultants in connection with the development of our strategic business plan, obtaining our license and consulting on our corporate structure which was offset by increases in salaries and travel related expenses during the three months ended March 31, 2005. Compensation expense was recorded at fair value based upon the Black-Scholes option-pricing model.

      Interest income was $21,086 for the three months ended March 31, 2005 as compared to interest expense of $113 for the three months ended March 31, 2004. We have invested our excess cash in a money market account.

      Due to the factors mentioned above, the net loss for the three months ended March 31, 2005 was $973,836 or $0.01 per common share, basic and diluted as compared to a loss of $2,617,566 for the three months ended March 31, 2004 or $0.06 per common share, basic and diluted share.

Liquidity and Capital Resources

      As of March 31, 2005, we had cash and cash equivalents of $4,605,422 and working capital was $4,530,968. Net cash used in operations was $920,063 for the three months ended March 31, 2005 primarily consisted of our loss of $973,836. The cash used in investing for the three months ended March 31, 2005 was $19,152 resulting from the purchase of property and equipment.

      Between February and March 2004, we received proceeds in a private placement of approximately $7,968,000, net of issuance costs of approximately $51,000, from the sale of 3,425,879 shares of common stock at $0.26 per share and from the sale of 23,913,848 shares of common stock at $0.30 per share. In December 2003, we received proceeds in a private placement of $300,000 through the sale of 1,141,960 shares of common stock at $0.26 per share.

      On May 3rd and May 12th, 2005, we closed on a Private Placement offering and raised gross proceeds of approximately $4.5 million. As part of this Private Placement, we sold securities as a unit (the "Units") at a price of $50,000 per Unit. Each Unit consisted of 50,000 shares of common stock and a warrant to purchase 25,000 shares of common stock. The warrants are immediately exercisable at $1.35 per share and are exercisable at any time within five years from the date of issuance. We paid a fee of approximately $400,000 to a placement agent and agreed to issue 600,854 warrants (the "Agent Warrants") to purchase common stock to the placement agent. The Agent Warrants are immediately exercisable at $1.35 per share and will expire five years after issuance. We issued an aggregate of 4,450,774 shares of common stock and 2,225,387 warrants to investors in this Private Placement.

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

COMMITMENTS AND CONTINGENCIES

      In our Annual Report on Form 10-KSB for the year ended December 31, 2004 under the heading "Contractual Obligations," we outlined our commitments and contingencies. For the quarter ended March 31, 2005, there have been no material changes in our commitments and contingencies.

OFF -BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of March 31, 2005.

CRITICAL ACCOUNTING ESTIMATES

      In our Annual Report on Form 10-KSB for the year ended December 31, 2004, our most critical accounting policies and estimates upon which our financial status depends upon were identified as those relating to income taxes, equity based compensation, research and development cost. We reviewed our policies and determined that those policies remain our most critical accounting policies for the quarter ended March 31, 2005. We did not make any changes in those policies during the three months ended March 31, 2005.

ITEM 3. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There has been no significant change in our internal controls over financial reporting that could significantly affect internal controls subsequent to December 31, 2004.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any pending legal proceeding.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 29, 2004, the holders of 58.8% of FCP's common stock consented in writing to (i) approve the merger of FCP (the "FCP Merger") with and into the Company, (ii) change FCP's domicile from Nevada to Delaware by means of the FCP Merger, (iii) increase the authorized common stock and preferred stock to 200,000,000 and 20,000,000, respectively, under the certificate of incorporation of the Company, the surviving corporation pursuant to the FCP Merger and (iv) approve the amendment to FCP's 2004 Omnibus Incentive Compensation Plan increasing the maximum number of shares of common stock available for issuance under the Plan to 10,000,000 shares.

ITEM 5. OTHER INFORMATION

      Not applicable

ITEM 6. EXHIBITS


     Number      Description
     ------      -----------

      31.1 Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.

      31.2 Certification by Chief Accounting Officer pursuant to Sarbanes Oxley Section 302.

      32.1        Certification by Chief Executive Officer pursuant to 18 U.S.
                  C. Section 1350

      32.2        Certification by Chief Accounting Officer pursuant to 18 U.S.
                  C. Section 1350

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          LEV PHARMACEUTICALS, INC.
                                               (Registrant)


Date: May 19, 2005                        By: /s/ Joshua D. Schein
                                          ---------------------
                                          Joshua D. Schein
                                          Chief Executive Officer

Date: May 19, 2005                        By: /s/ Douglas Beck
                                          --------------------------
                                          Douglas Beck
                                          Controller, Chief Accounting
                                          Officer