Form 10QSB
period 2005-06-30
Lev Pharmaceuticals Inc
filed 2005-08-15
CIK 1144062

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2005

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                          COMMISSION FILE NO. 000-32947


                            Lev Pharmaceuticals, Inc.
           -----------------------------------------------------------
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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

As of August 1, 2005, the issuer had 81,348,093 shares of common stock outstanding.

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

                            Lev Pharmaceuticals, Inc.

                              Index to Form 10-QSB


                                                                                                     Page
Part I.    Financial Information

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2005
           (Unaudited) and December 31, 2004                                                          3

           Unaudited Condensed Consolidated  Statements of Operations
           for the Three and Six Months Ended June 30, 2005 and 2004 and for
           the Period from July 21, 2003 (Inception) to June 30, 2005                                 4

           Unaudited Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2005 and 2004 and for the Period
           from July 21, 2003 (Inception) to June 30, 2005 (Unaudited)                                5

           Notes to Condensed Unaudited Consolidated Financial Statements                             6


Item 2.    Management's Discussion and Analysis and Plan of Operation                                11

Item 3.    Controls and Procedures                                                                   14


Part II.   Other Information

Item 1.    Legal Proceedings                                                                         14

Item 2.    Changes in Securities                                                                     14

Item 3.    Defaults Upon Senior Securities                                                           14

Item 4.    Submission of Matters to a Vote of Security Holders                                       14

Item 5.    Other Information                                                                         14

Item 6.    Exhibits                                                                                  14

           Signatures                                                                                15

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

Condensed Consolidated Balance Sheets

                                                                                                     June 30,
                                                                                                       2005             December 31,
                                                                                                     (Unaudited)             2004
                                                                                                   ------------        ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                                      $  6,545,649        $  5,544,507
    Investments                                                                                       1,500,000
    Prepaid expenses                                                                                    196,543             263,587
    Other assets                                                                                         23,842              41,661
                                                                                                   ------------        ------------

          Total current assets                                                                        8,266,034           5,849,755

Fixed assets, net of accumulated depreciation                                                            59,076               7,150
Security deposit                                                                                         16,817              16,817
                                                                                                   ------------        ------------

                                                                                                   $  8,341,927        $  5,873,722
                                                                                                   ============        ============

LIABILITIES
Current liabilities:
    Accounts payable                                                                               $     91,687
    Accrued expenses                                                                                    338,096        $    243,625
    Income taxes payable                                                                                                     82,916
                                                                                                   ------------        ------------
    Total current liabilities                                                                           429,783             326,541

    Loan payable                                                                                         35,293
    Deferred lease liability                                                                              4,109               4,857
                                                                                                   ------------        ------------

          Total liabilities                                                                             469,185             331,398
                                                                                                   ------------        ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 20,000,000 authorized,
   no shares issued and outstanding
Common stock - $0.01 par value, 200,000,000 shares authorized, 81,348,093 and
   76,303,319 shares issued and outstanding at June 30, 2005
   and December 31, 2004, respectively                                                                  813,481             763,033
Additional paid-in capital                                                                           14,234,383           9,891,915
Subscription receivable                                                                                                        (130)
Deficit accumulated during the development stage                                                     (7,175,122)         (5,112,494)
                                                                                                   ------------        ------------

       Total stockholders' equity                                                                     7,872,742           5,542,324
                                                                                                   ------------        ------------

                                                                                                   $  8,341,927        $  5,873,722
                                                                                                   ============        ============

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)



Unaudited Condensed Consolidated Statements of Operations

                                                                                                                     Period From
                                                          Three Months                      Six Months              July 21, 2003
                                                             Ended                             Ended                (Inception) to
                                                            June 30,                         June 30,                   June 30,
                                                 -----------------------------     -----------------------------     ------------
                                                     2005             2004             2005             2004             2005
                                                 ------------     ------------     ------------     ------------     ------------

Costs and expenses:
    Research and development                     $    579,624     $    311,812     $  1,025,789     $    697,484     $  2,159,722
    Payment to certain Fun City Popcorn, Inc.
       shareholders representing merger costs                                                                             283,732
    General and administrative and license
       acquisition costs                              553,558          160,966        1,102,315        2,392,747        4,477,947
                                                 ------------     ------------     ------------     ------------     ------------

       Loss from operations                        (1,133,182)        (472,778)      (2,128,104)      (3,090,231)      (6,921,401)

Other income:
    Interest income                                    44,390           17,392           65,476           17,279          116,334
                                                 ------------     ------------     ------------     ------------     ------------


Net loss                                         $ (1,088,792)    $   (455,386)    $ (2,062,628)    $ (3,072,952)    $ (6,805,067)
                                                 ============     ============     ============     ============     ============

Net loss per share - basic and diluted           $      (0.01)   $      (0.01)     $      (0.03)    $      (0.06)
                                                 ============    ============      ============     ============


Weighted average shares - basic and diluted        79,308,260       65,500,218       77,814,091       54,778,022
                                                 ============     ============     ============     ============

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)



Unaudited Condensed Consolidated Statements of Cash Flows


                                                                                                   Period From
                                                                       Six Months                 July 21, 2003
                                                                          Ended                   (Inception) to
                                                                        June 30,                     June 30,
                                                             -------------------------------       ------------
                                                                 2005               2004               2005
                                                             ------------       ------------       ------------
Cash flows from operating activities:
   Net loss                                                  $ (2,062,628)      $ (3,072,952)      $ (6,805,067)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
        Compensation to consultants from issuance of
           Warrants                                                                1,985,562          2,005,530
        Compensation expense from re-pricing of
           warrants                                                27,819                                27,819
        Option and warrants modification
            resulting from merger                                                                        75,201
        Supplier purchase funding                                  35,293                                35,293
        Depreciation expense                                        3,818                                 4,104
        Changes in:
          Prepaid expenses and other assets                        84,863            (22,965)          (237,202)
          Accounts payable                                         91,687                                91,687
          Accrued expenses                                         94,471             33,906            338,096
          Deferred lease liability                                   (748)                                4,109
          Income taxes payable                                    (82,916)                              (64,463)
                                                             ------------       ------------       ------------

            Net cash used in operating activities              (1,808,341)        (1,076,449)        (4,524,893)
                                                             ------------       ------------       ------------

Cash flows from investing activities:
   Purchase of fixed assets                                       (55,744)                              (63,180)
   Purchase of investments                                     (1,500,000)                           (1,500,000)
                                                             ------------       ------------       ------------

            Net cash used in investing activities              (1,555,744)                           (1,563,180)
                                                             ------------       ------------       ------------

Cash flows from financing activities:
   Proceeds from stock subscription receivable                     130                                   130
   Proceeds from notes payable to stockholder                                                           18,000
   Repayment of notes payable to stockholder                                        (18,000)           (18,000)
   Net proceeds from sale of common stock                      4,365,097          7,968,495         12,633,592
                                                             ------------       ------------       ------------
            Net cash provided by financing activities           4,365,227          7,950,495         12,633,722
                                                             ------------       ------------       ------------


Net increase in cash and cash equivalents                       1,001,142          6,545,649          6,874,046
Cash and cash equivalents - beginning of period                 5,544,507            300,409
                                                             ------------       ------------       ------------


Cash and cash equivalents - end of period                    $  6,545,649       $  7,174,455       $  6,545,649
                                                             ============       ============       ============

Supplemental non cash flow from financing activities:

      During the six months ended June 30, 2005, the Company purchased C1-INH from its supplier and was loaned $35,293 until regulatory approval, see Note F.

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

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND BUSINESS

      Fun City Popcorn, Inc., (the "Company" or "FCP"), a non-operating public company, was incorporated on September 18, 1985.

      On November 5, 2004, FCP entered into an agreement and plan of merger (the "Agreement") with Lev Development Corp., formerly known as Lev Pharmaceuticals, Inc. ("Lev"), which was incorporated on July 21, 2003 in the State of Delaware. Lev is a development stage company which is engaged in developing and commercializing therapeutic products for the treatment of inflammatory diseases. On December 29, 2004, the merger closed and pursuant to the Agreement, FCP acquired 100% of the outstanding capital stock of Lev through its subsidiary Lev Acquisition Corp ("LAC"). In connection with the merger, FCP changed its name to Lev Pharmaceuticals, Inc. and increased its authorized common stock to 200,000,000 shares and its preferred stock to 20,000,000 shares. Under the terms of the Agreement, the stockholders of Lev exchanged all of their issued and outstanding shares of common stock for 5,029,795 shares of FCP common stock, and 4,789,433 Series A voting convertible preferred shares (the "Exchange"). Each Series A voting convertible preferred share was converted automatically into
13.940668 shares of FCP common stock (an aggregate 66,767,994 common shares). The 71,797,789 shares of common stock represent approximately 94.10% of the ownership interests in FCP following the merger. In addition, all of the outstanding Lev options and warrants immediately prior to the merger were exchanged for 2,854,900 FCP options and 301,668 FCP warrants. The Exchange which, resulted in the stockholders of Lev having control of FCP, represents a recapitalization of FCP, or a "reverse merger" rather than a business combination. In connection therewith, FCP's historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by FCP in the Exchange while Lev's historical accumulated deficit was carried forward. The statement of operations reflects the activities of Lev from the commencement of its operations on July 21, 2003. In connection with the Agreement, Lev agreed to acquire FCP for $350,000. In December 2004, Lev paid certain FCP stockholders $283,731 which represents the acquisition price of $350,000 less the assumption of a tax liability of $66,269. In connection with the Exchange, the exercise price of the outstanding warrants and options remained the same. The Company recorded a charge of approximately $75,000 for the change in value of the Company's outstanding options and warrants as of December 29, 2004 as a result of the increase in the number of common shares into which these equity instruments are exercisable based on the exchange ratio used in the merger, since the aggregate intrinsic value of the warrants and options after the Exchange is greater than before. The Black-Scholes option-pricing model was used to calculate the value of certain options and warrants and the related charge based upon the following weighted average assumptions to determine fair value; risk-free interest rate of 3.58%; expected life of 5 years; dividend yield of 0% and expected volatility of 70%.

      As a development stage enterprise, the Company's primary efforts are devoted to conducting research and development, forming collaborations and raising capital. The Company has limited capital resources and has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. As of June 30, 2005, the Company had approximately $8 million in cash, cash equivalents and investments. Management believes that cash, cash equivalents and investments on hand as of June 30, 2005 will be sufficient to fund operations through June 30, 2006. In May 2005, the Company raised net proceeds of $4,365,097 in a private placement, see Note G. However, the Company will be required to raise additional funds to meet long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

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

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of Presentation

      The consolidated financial statements include the accounts of Lev Pharmaceuticals, Inc. and its wholly-owned subsidiary Lev Development Corp. (formerly Lev Pharmaceuticals, Inc.) All significant intercompany transactions and balances have been eliminated in consolidation. The Company is devoting its efforts to research and development and there has not been any revenues generated from sales, license fees or royalties. The Company's financial statements are presented as statements of a development stage enterprise. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 2004.

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

      The Company accounts for stock-based compensation to employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Under APB No. 25, generally, no compensation expense is recognized in the financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the Company's stock is equal to or less than the amount an employee must pay to acquire the stock. The Company will recognize compensation expense in situations where the terms of an option grant are not fixed or where the fair value of the Company's common stock on the grant date is greater than the amount an employee must pay to acquire the stock. No stock options were granted under the plan until November 1, 2004. Had the Company accounted for its employee stock options under the fair value method of SFAS No. 123, "Accounting for Stock Based Accounting Compensation" ("SFAS123"), the Company's net loss per share would have changed as follows:

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                      Three Months                            Six Months
                                                                          Ended                                  Ended
                                                                        June 30,                               June 30,
                                                          ---------------------------------       ---------------------------------
                                                                2005                2004                2005                2004
                                                          -------------       -------------       -------------       -------------
Net loss                                                  $  (1,088,792)      $    (455,386)      $  (2,062,628)      $  (3,072,952)

Total stock based employee compensation
     expense determined under fair value based
     method for all awards                                     (166,277)                               (282,782)
                                                          -------------       -------------       -------------       -------------
Pro forma net loss                                        $  (1,255,069)      $    (455,386)      $  (2,345,410)      $  (3,072,952)
                                                          =============       =============       =============       =============

Net loss per common share (basic and diluted):
As reported                                               $       (0.01)      $       (0.01)      $       (0.03)      $       (0.06)
                                                          =============       =============       =============       =============

Pro forma                                                 $       (0.02)      $       (0.01)      $       (0.03)      $       (0.06)
                                                          =============       =============       =============       =============

      The weighted average fair value at the date of grant for options granted during the three and six months ended June 30, 2005 was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Years                              5
Interest rate            3.58 - 4.11%
Volatility                        70%
Dividend yield                     0%


      The fair value of warrants issued to non-employees for services are included in the financial statements and expensed when services are performed. The estimated allocated fair value of warrants issued in connection with financing activities is expensed over the term of the debt instruments. Warrants issued in connection with services or financings were valued at the grant date using the Black-Scholes option-pricing model.

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

[4] Future impact of recently issued accounting standards:

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R ("SFAS No. 123R"), Share-Based Payment". SFAS No. 123R revises SFAS No. 123, and supersedes APB No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The provisions of SFAS No. 123R require the Company to expense, in the statement of operations, the fair value of awards of equity instruments exchanged for employee services, based on the grant-date fair value of those awards. The grant-date fair value of equity instruments will be estimated using an appropriate option-pricing model and will be recognized over the vesting period of the awards. SFAS No. 123R will be effective, for calendar year reporting public companies, commencing in the first quarter of the fiscal year ending December 31, 2006. The Company is in the process of analyzing the effects of adopting SFAS No. 123R and expects it to have a material effect on its financial statements, but cannot estimate the effect at this time.

[5] Net loss per share:

      Basic net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Potentially dilutive common shares of 7,134,999, 7,438,917, 7,134,999, and 7,438,917 for the six months ended June 30, 2005 and 2004 and three months June 30, 2005 and 2004, respectively, related to stock options and warrants, were excluded from the diluted loss per share calculation because their effect would have been anti-dilutive.

[6] Investments:

      Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost on the balance sheet.

[7] Fixed assets:

      Fixed assets are stated at cost less accumulated depreciation. We compute depreciation of fixed assets using the straight-line method over the assets' estimated useful life, which is five years.

Note C - INVESTMENTS

      Investments as of June 30, 2005 consist of two United States Certificate of Deposits valued at $1,500,000, which approximates fair value, and are due in less than one year.


Note D - FIXED ASSETS

      Fixed assets, at cost, consist of the following:

                                        June 30,
                                          2005                     December 31,
                                      (Unaudited)                      2004
                                      -----------                  ------------

Lab equipment                          $ 11,645                     $    --
Office equipment                         51,535                         7,436
                                      -----------                  ------------
Total                                    63,180                          7436
Accumulated depreciation                 (4,104)                         (286)
                                      -----------                  ------------
                                       $ 59,076                     $   7,150
                                      ===========                  ============

      The Company recorded depreciation of $2,832 and $0 for the three months ended June 30, 2005 and 2004 and $3,818, and $0 for the six months ended June 30, 2005 and 2004, respectively.

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - ACCRUED EXPENSES

           Accrued expenses consisted of the following:

                                         June 30,
                                           2005                     December 31,
                                       (Unaudited)                      2004
                                       -----------                  ------------
Research and development                $187,112                    $     --
Professional fees                        100,977                     129,795
Rent                                          --                      33,437
Payroll                                   20,683                      22,081
Other                                     29,324                      58,312
                                        --------                    --------
                                        $338,096                    $243,625
                                        ========                    ========

NOTE F - LOAN PAYABLE

      In connection with product supplied during our clinical trial prior to and through regulatory approval, Sanquin Blood Supply Foundation ("Sanquin"), an Amsterdam based not-for- profit organization that provides blood and plasma products and related services, and carries out research and education in the Netherlands, will provide us a loan for C1-INH purchased, which will be subject to a purchase money security interest. Upon regulatory approval, Sanquin will forgive the loan and release any and all security interests. The amount outstanding as of June 30, 2005 is $35,293. Sanquin invoices the Company in Euros.

NOTE G - PRIVATE PLACMENT

In May 2005, the Company completed a private placement of units at a price of $50,000 per unit, with each unit consisting of 50,000 shares of common stock and a five-year warrant to purchase 25,000 shares of common stock at an exercise price of $1.35 per share. The Company sold 100.9 units for gross proceeds of $5,044,774. The Company's net proceeds were $4,365,097 after payment of fees and expenses, including registration costs. The Company paid $454,030 to the placement agent and issued warrants to the placement agent to purchase 681,044 shares of common stock. These warrants are immediately exercisable at $1.35 per share and expire in May 2010. The Company issued an aggregate of 5,044,774 shares of common stock and warrants to purchase 2,522,387 shares of common stock to investors in the private placement, not including the warrants issued to the placement agent. The Company has until October 26, 2005 to cause a Registration Statement to be declared effective by the Securities and Exchange Commission or incur a penalty equal to one percent of the gross proceeds received from the sale of the units, for each thirty day period until the Registration Statement is declared effective.

NOTE H - OPTIONS AND WARRANTS

      Following the merger between Lev and a subsidiary of FCP, in May 2005, the Company's Board of Directors determined that the basis for the exchange of options and warrants to purchase common stock of Lev outstanding prior to the merger for options and warrants to purchase common stock of the Company should be changed. Though the number of shares issuable upon exercise of these options and warrants was increased, the parties to the merger did not proportionately reduce the exercise price of these options and warrants to account for the increase in the number of shares outstanding after the merger. Accordingly, in May 2005, the exercise price of outstanding warrants to purchase 190,327 shares was reduced from $0.10 to $0.04 per share. Also, the exercise price of outstanding warrants to purchase 111,341 shares was reduced from $0.85 to $0.30 per share. At the date of this repricing, the Company recognized a charge to operations of $27,819 for the incremental value of these warrants based upon the Black Scholes option pricing model.

      The Board further determined, subject to obtaining stockholder approval at the Company's next annual meeting, to reduce the exercise price, from $0.85 to $0.30, of outstanding options to purchase 1,427,450 shares of common stock held by each of the Chief Executive Officer and the Chairman, respectively (an aggregate of 2,854,900 shares). If this option repricing is approved by the Company's stockholders, the Company will record a charge to operations at the repricing date and the Company's statement of operations will be charged or credited at the end of each reporting period with respect to these employee options to reflect subsequent changes in the value of these options based on changes in the Company's stock price. These charges will cease upon the earlier of the exercise of the options or the adoption of SFAS 123R. If the stockholders had approved this change on June 30, 2005, the Company would have recorded a charge of $1,108,200 to the Consolidated Statement of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

      The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties.

Overview

      We are a development stage biopharmaceutical company that was formed in July 2003 to focus on developing and commercializing therapeutic products for the treatment of inflammatory diseases. Lev Pharmaceuticals, Inc. Our product candidates are based on C1-esterase inhibitor ("C1-INH"), a human plasma protein that mediates inflammation and is potentially applicable as a treatment for a range of medical indications. We initiated a Phase III clinical trial of our lead product candidate, C1-INH for the treatment of hereditary angioedema ("HAE"), in March 2005. We are also developing C1-INH for the treatment of acute myocardial infarction ("AMI"), or heart attack, and selective other diseases and disorders in which inflammation is known or believed to play an underlying role. We have certain rights to C1-INH technology through agreements with Sanquin Blood Supply Foundation, an Amsterdam-based not-for-profit organization that provides blood and plasma products and related services, carries out research and provides education, primarily in the Netherlands.

      From July 21, 2003 (inception) through June 30, 2005, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial biopharmaceutical products, and do not expect to have such for a number of years, if at all.

Recent Developments

      On November 5, 2004, FCP entered into an agreement and plan of merger (the "Agreement") with Lev Development Corp., formerly known as Lev Pharmaceuticals, Inc. ("Lev"), which was incorporated on July 21, 2003 in the State of Delaware. Lev is a development stage company that is engaged in developing and commercializing therapeutic products for the treatment of inflammatory diseases. On December 29, 2004, the merger closed and pursuant to the Agreement, FCP acquired 100% of the outstanding capital stock of Lev through its subsidiary Lev Acquisition Corp. ("LAC"). In connection with the merger, FCP changed its name to Lev Pharmaceuticals, Inc. and increased its authorized common stock to 200,000,000 shares and its preferred stock to 20,000,000 shares. Under terms of the Agreement, the stockholders of Lev exchanged all of their issued and outstanding shares of common stock for 5,029,795 shares of FCP common stock, and 4,789,433 Series A voting convertible preferred shares (the "Exchange"). Each Series A voting convertible preferred share is automatically convertible into
13.940668 shares of FCP common stock (an aggregate 66,767,994 common shares). The 71,797,789 shares of common stock represent approximately 94.10% of the ownership interests in FCP. In addition, all of the outstanding Lev options and warrants immediately prior to the merger were exchanged for 2,854,900 FCP options and 301,669 FCP warrants. The Exchange which, resulted in the stockholders of Lev having control of FCP, represents a recapitalization of FCP, or a "reverse merger" rather than a business combination. In connection therewith, FCP's historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by FCP in the Exchange while Lev's historical accumulated deficit was carried forward. The statement of operations reflects the activities of Lev from the commencement of its operations on July 21, 2003. In connection with the Agreement, Lev paid $350,000 for the acquisition of FCP including $283,731 to certain stockholders and assuming the outstanding tax liability of $66,269. In connection with the Exchange, the exercise price of the outstanding warrants and options remained the same. We recorded a charge of approximately $75,000 for the change in value of our outstanding options and warrants as of December 29, 2004 as a result of the increase in the number of common shares into which these equity instruments are exercisable based on the exchange ratio used in the merger, since the aggregate intrinsic value of the warrants and options after the Exchange is greater than before. The Black-Scholes option-pricing model was used to calculate the value of certain options and warrants and the related charge based upon the following weighted average assumptions to determine fair value; risk-free interest rate of 3.58%; expected life of 5 years; dividend yield of 0% and expected volatility of 70%.

      In May 2005, we completed a private placement of units at a price of $50,000 per unit, with each unit consisting of 50,000 shares of common stock and a five-year warrant to purchase 25,000 shares of common stock at an exercise price of $1.35 per share. We sold 100.9 units for gross proceeds of $5,044,774. Our net proceeds were $4,365,097 after payment of fees and expenses, including registration costs. We paid $454,030 to the placement agent and issued warrants to the placement agent to purchase 681,044 shares of common stock. These warrants are immediately exercisable at $1.35 per share and expire in May 2010. We issued an aggregate of 5,044,774 shares of common stock and warrants to purchase 2,522,387 shares of common stock to investors in the private placement, not including the warrants issued to the placement agent. . The Company has until October 26, 2005 to cause a Registration Statement to be declared effective by the Securities and Exchange Commission or incur a one percent penalty equal to one percent of the gross proceeds received from the sale of the units, for each thirty day period until the Registration Statement is declared effective.

      Following the merger between Lev and a subsidiary of FCP, in May 2005, our Board of Directors determined that the basis for the exchange of options and warrants to purchase common stock of Lev outstanding prior to the merger for options and warrants to purchase our common stock should be changed. Though the number of shares issuable upon exercise of these options and warrants was increased, the parties to the merger did not proportionately reduce the exercise price of these options and warrants to account for the increase in the number of shares outstanding after the merger. Accordingly, in May 2005, the exercise price of outstanding warrants to purchase 190,327 shares was reduced from $0.10 to $0.04 per share. Also, the exercise price of outstanding warrants to purchase 111,341 shares was reduced from $0.85 to $0.30 per share. At the date of this repricing, we recognized a charge to operations of $27,819 for the incremental value of these warrants based upon the Black Scholes option pricing model.

      The Board further determined, subject to obtaining stockholder approval at our next annual meeting, to reduce the exercise price, from $0.85 to $0.30, of outstanding options to purchase 1,427,450 shares of common stock held by each of the Chief Executive Officer and the Chairman, respectively (an aggregate of 2,854,900 shares). If this option repricing is approved by our stockholders we will record a charge to operations at the repricing date and our statement of operations will be charged or credited at the end of each reporting period with respect to these employee options to reflect subsequent changes in the value of these options based on changes in our stock price. These charges will cease upon the earlier of the exercise of the options or the adoption of SFAS 123R. If the stockholders had approved this change on June 30, 2005, we would have recorded a charge of $1,108,200 to the Consolidated Statement of Operations.

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

Results of Operations

      Three Months Ended June 30, 2005 as compared to the Three Months Ended June 30, 2004

      We had no revenues during the three months ended June 30, 2005 and 2004 because we do not have any commercial biopharmaceutical products.

      Research and development expenses for the three months ended June 30, 2005 were $579,624 as compared to $311,812 for the three months ended June 30, 2004. The increase of $267,812 primarily represents expenses relating to the Phase III clinical trials that commenced in March 2005.

      General, administrative and license acquisition costs were $553,558 for the three months ended June 30, 2005 as compared to $160,966 for the three months ended June 30, 2004. The increase of $392,592 is primarily due to increases in payroll and benefits, travel and related expenses and general operating costs associated with being a public company.

      Interest income was $44,390 for the three months ended June 30, 2005 as compared to interest income of $17,392 for the three months ended June 30, 2004. The increase of $26,998 is attributed to higher interest rates for the three months ended June 30, 2005 as compared to June 30, 2004.

      Due to the factors mentioned above, the net loss for the three months ended June 30, 2005 was $1,088,792 or loss of $ 0.01 per common share, basic and diluted as compared to a loss of $455,386 for the three months ended June 30, 2004 or a loss of $0.01 per common share, basic and diluted per share.

      Six Months Ended June 30, 2005 as compared to the Six Months Ended June 30, 2004

      We had no revenues during the six months ended June 30, 2005 and 2004 because we do not have any commercial biopharmaceutical products.

      Research and development expenses for the six months ended June 30, 2005 were $1,025,789 as compared to $697,484 for the six months ended June 30, 2004. The increase of $579,695 primarily represents expenses relating to the Phase III clinical trials that commenced in March 2005.

      General, administrative and license acquisition costs were $1,102,315 for the six months ended June 30, 2005 as compared to $2,392,747 for the six months ended June 30, 2004. The decrease of $1,290,432 was partially due to the recording of a non-cash compensation expense of $1,985,562 for the six months ended June 30, 2004 for the issuance of warrants to two consultants in connection with the development of our strategic business plan, obtaining our license and consulting on our corporate structure which was offset by increases in salaries and travel related expenses during the six months ended June 30, 2005. Compensation expense was recorded at fair value based upon the Black-Scholes option-pricing model. For the six months ended June 30, 2005, excluding the non-cash compensation charge, our costs increased by $695,130 primarily due to increases in payroll and benefits, travel and related expenses and general operating costs associated with being a public company.

      Interest income was $65,476 for the six months ended June 30, 2005 as compared to interest income of $17,279 for the six months ended June 30, 2004. The increase of $48,197 is attributed to higher interest rates for the six months ended June 30, 2005 as compared to June 30, 2004.

      Due to the factors mentioned above, the net loss for the six months ended June 30, 2005 was $2,062,628 or a loss of $0.03 per common share, basic and diluted, as compared to a loss of $3,072,952 for the six months ended June 30, 2004 or a loss of $0.06 per common share, basic and diluted share.

Liquidity and Capital Resources

      As of June 30, 2005, we had cash, cash equivalents and investments of $8,045,649 and working capital was $7,836,251. Net cash used in operations was $1,808,341 for the six months ended June 30, 2005 and was primarily due to our loss of $2,062,628. Cash used in investing activities for the six months ended June 30, 2005 was $1,555,744 resulting from the purchase of investments and fixed assets. Cash from financing activities was $4,365,227 and resulted primarily from the sale of common stock and warrants from a private placement.

      In May 2005, we completed a private placement of units at a price of $50,000 per unit, with each unit consisting of 50,000 shares of common stock and a five-year warrant to purchase 25,000 shares of common stock at an exercise price of $1.35 per share. We sold 100.9 units for gross proceeds of $5,044,774. Our net proceeds were $4,365,097 after payment of fees and expenses, including registration costs. We paid $454,030 to the placement agent and issued warrants to the placement agent to purchase 681,044 shares of common stock. These warrants are immediately exercisable at $1.35 per share and expire in May 2010. We issued an aggregate of 5,044,774 shares of common stock and warrants to purchase 2,522,387 shares of common stock to investors in the private placement, not including the warrants issued to the placement agent.

      In February and March 2004, we received proceeds in a private placement of $7,968,495, net of issuance costs of $51,465, from the sale of 3,425,879 shares of common stock at $0.26 per share and from the sale of 23,913,848 shares of common stock at $0.30 per share. In December 2003, we received proceeds in a private placement of $300,000 through the sale of 1,141,960 shares of common stock at $0.26 per share.

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

COMMITMENTS AND CONTINGENCIES

      In our Annual Report on Form 10-KSB for the year ended December 31, 2004 under the heading "Contractual Obligations," we outlined our commitments and contingencies. For the quarter ended June 30, 2005, there have been no material changes in our commitments and contingencies.

OFF - BALANCE SHEET ARRANGEMENTS

      We had no off-balance sheet arrangements as of June 30, 2005.

CRITICAL ACCOUNTING ESTIMATES

      In our Annual Report on Form 10-KSB for the year ended December 31, 2004, our most critical accounting policies and estimates upon which our financial status depends upon were identified as those relating to income taxes, equity based compensation and research and development cost . We reviewed our policies and determined that those policies remain our most critical accounting policies for the quarter ended June 30, 2005. We did not make any changes in those policies during the three months ended June 30, 2005.

ITEM 3. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There has been no significant change in our internal controls over financial reporting that could significantly affect internal controls subsequent to March 31, 2005.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We are not currently a party to, nor are any of our property currently the subject of, any pending legal proceeding. None of our directors, officers, or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 2. CHANGE IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

 Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.


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





                                        LEV PHARMACEUTICALS, INC.
                                              (Registrant)

Date: August 15, 2005                   By: /s/ Joshua D. Schein
                                        ------------------------

                                        Joshua D. Schein
                                        Chief Executive Officer

Date: August 15, 2005                   By: /s/ Douglas J. Beck
                                        ------------------------

                                        Douglas J. Beck
                                        Chief Financial Officer