Form 10QSB
period 2005-09-30
Lev Pharmaceuticals Inc
filed 2005-11-14
CIK 1144062

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NO. 000-32947

Lev Pharmaceuticals, Inc.
(Name of Small Business Issuer as specified in Its Charter)

Delaware		88-0211496
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

122 East 42nd Street, Suite 2606, New York, New York		10168
(Address of Principal Executive Offices)		(Zip Code)

(212) 682-3096
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

As of November 14, 2005, the issuer had 81,527,544 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors" in Amendment No. 1 to our Registration Statement on Form SB-2 filed in October 2005 and our periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

Lev Pharmaceuticals, Inc.

Index to Form 10-QSB
		Page
Part I.	Financial Information
Item 1.	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004	3
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine MonthsEnded September 30, 2005 and 2004 and for the Period from July 21, 2003 (Inception) to September 30, 2005	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine MonthsEnded September 30, 2005 and 2004 and for the Period from July 21, 2003 (Inception) to September 30, 2005	5
	Notes to Condensed Unaudited Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis or Plan of Operation	11
Item 3.	Controls and Procedures	14
Part II.	Other Information	14
Item 1.	Legal Proceedings	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits	14
	Signatures	15

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

Condensed Consolidated Balance Sheets

	September 30, 2005 (Unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$5,523,439	$5,544,507
Investments	1,500,000
Prepaid expenses	110,713	263,587
Other assets	56,337	41,661

Total current assets	7,190,489	5,849,755

Fixed assets, net of accumulated depreciation	59,790	7,150
Security deposit	16,817	16,817

	$7,267,096	$5,873,722

LIABILITIES
Current liabilities:
Accounts payable	$138,639
Accrued expenses	197,526	$243,625
Income taxes payable		82,916
Deferred lease liability	3,398
Total current liabilities	339,563	326,541
Loan payable	237,883
Deferred lease liability		4,857
Accrued interest payable	2,947

Total liabilities	580,393	331,398

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 20,000,000 authorized, no shares issued and outstanding
Common stock - $0.01 par value, 200,000,000 shares authorized, 81,527,544 and 76,303,319 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	815,275	763,033
Additional paid-in capital	14,232,589	9,891,915
Subscription receivable		(130)
Deficit accumulated during the development stage	(8,361,161)	(5,112,494)

Total stockholders' equity	6,686,703	5,542,324

	$7,267,096	$5,873,722

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended		Period From July 21, 2003 (Inception) to
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005

Costs and expenses:
Research and development	$554,730	$188,916	$1,580,519	$886,400	$2,714,452

Payment to certain Fun City Popcorn, Inc. shareholders representing merger costs					283,732
General and administrative and license acquisition costs	688,982	404,827	1,791,297	2,797,574	5,166,929

Loss from operations	(1,243,712)	(593,743)	(3,371,816)	(3,683,974)	(8,165,113)

Other income:
Interest income	60,800	14,167	126,276	31,446	177,134
Interest expense	(3,127)		(3,127)		(3,127)
Net loss	$(1,186,039)	$(579,576)	$(3,248,667)	$(3,652,528)	$(7,991,106)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.04)	$(0.05)

Weighted average shares - basic and diluted	81,385,154	71,797,789	79,001,223	69,996,601

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

Unaudited Condensed Consolidated Statements of Cash Flows

			Period From
			July 21, 2003
	Nine Months Ended		(Inception) to
	September 30,		September 30,
	2005	2004	2005

Cash flows from operating activities:
Net loss	$(3,248,667)	$(3,652,528)	$(7,991,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation to consultants from issuance of warrants		2,005,530	2,005,530
Compensation expense from re-pricing of warrants	27,819		27,819
Option and warrants modification resulting from merger			75,201
Supplier purchase funding	237,883		237,883
Depreciation expense	7,044		7,330
Changes in:
Prepaid expenses and other assets and liabilities	141,145	(71,734)	(180,920)
Accounts payable	138,639		138,639
Accrued expenses	(46,099)	99,230	197,526
Deferred lease liability	(1,459)	5,233	3,398
Income taxes payable	(82,916)		(64,463)
Net cash used in operating activities	(2,826,611)	(1,614,269)	(5,543,163)
Cash flows from investing activities:
Purchase of fixed assets	(59,684)	(3,553)	(67,120)
Purchase of investments	(1,500,000)		(1,500,000)
Net cash used in investing activities	(1,559,684)	(3,553)	(1,567,120)

Cash flows from financing activities:
Proceeds from stock subscription receivable	130		130
Proceeds from notes payable to stockholder			18,000
Repayment of notes payable to stockholder		(18,000)	(18,000)
Net proceeds from sale of common stock	4,365,097	7,968,495	12,633,592
Net cash provided by financing activities	4,365,227	7,950,495	12,633,722

Net (decrease) increase in cash and cash equivalents	(21,068)	6,332,673	5,523,439
Cash and cash equivalents - beginning of period	5,544,507	300,409

Cash and cash equivalents - end of period	$5,523,439	$6,633,082	$5,523,439

Supplemental non cash flow from financing activities:

During the nine months ended September 30, 2005, the Company purchased C1-INH from its supplier and was loaned $237,883 until regulatory approval see (Note F).

Issuance of 179,451 shares of common stock in connection with the cashless exercise of a warrant to purchase 190,327 shares in September 2005.

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

As a development stage enterprise, the Company's primary efforts are devoted to conducting research and development, forming collaborations and raising capital. The Company has limited capital resources and has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. As of September 30, 2005, the Company had approximately $7,000,000 in cash, cash equivalents and investments. Management believes that cash, cash equivalents and investments on hand as of September 30, 2005 will be sufficient to fund operations through September 30, 2006. In May 2005, the Company raised net proceeds of $4,365,097 in a private placement, see Note G. However, the Company will be required to raise additional funds to meet long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

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

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of Presentation:

The consolidated financial statements include the accounts of Lev Pharmaceuticals, Inc. and its wholly-owned subsidiary Lev Development Corp. (formerly Lev Pharmaceuticals, Inc.) All significant intercompany transactions and balances have been eliminated in consolidation. The Company is devoting its efforts to research and development and there has not been any revenues generated from sales, license fees or royalties. The Company's financial statements are presented as statements of a development stage enterprise. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 2004.

[2] Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Equity instruments are valued using assumptions, which may vary significantly between periods.

[3] Stock-based compensation:

 The Company accounts for stock-based compensation to employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Under APB No. 25, generally, no compensation expense is recognized in the financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the Company's stock is equal to or less than the amount an employee must pay to acquire the stock. The Company will recognize compensation expense in situations where the terms of an option grant are not fixed or where the fair value of the Company's common stock on the grant date is greater than the amount an employee must pay to acquire the stock. No stock options were granted under the plan until November 1, 2004. Had the Company accounted for its employee stock options under the fair value method of SFAS No. 123, “Accounting for Stock Based Accounting Compensation” (“SFAS No.123”), the Company's net loss per share would have changed as follows:

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(1,186,039)	$(579,576)	$(3,248,667)	$(3,652,528)

Total stock based employee compensation expense determined under fair value based method for all awards	(148,812)		(431,594)
Pro forma net loss	$(1,334,851)	$(579,576)	$(3,680,261)	$(3,652,528)

Net loss per common share (basic and diluted): As reported	$(0.01)	$(0.00)	$(0.04)	$(0.05)

Pro forma	$(0.02)	$(0.00)	$(0.05)	$(0.05)

 The weighted average fair value at the date of grant for options granted during the three and nine months ended September 30, 2005 was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

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

[5] Net loss per share:

Basic net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Potentially dilutive common shares of 6,944,672, 301,668, 6,944,672 and 301,668 for the three months ended September 30, 2005 and 2004 and nine months ended September 30, 2005 and 2004, respectively, related to stock options and warrants, were excluded from the diluted loss per share calculation because their effect would have been anti-dilutive.

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

Note C - Investments

 Investments as of September 30, 2005 consist of two Certificate of Deposits valued at $1,500,000, which approximates fair value, and are due in less than one year.

Note D - Fixed Assets

Fixed assets, at cost, consist of the following:

	September 30, 2005 (Unaudited)	December 31, 2004
Lab equipment	$11,645	$—
Office equipment	55,475	7,436
Total	67,120	7436
Accumulated depreciation	(7,330)	(286)

	$59,790	$7,150

The Company recorded depreciation expense of $3,226 and $0 for the three months ended September 30, 2005 and 2004 and $7,044 and $0 for the nine months ended September 30, 2005 and 2004, respectively.

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2005 (Unaudited)	December 31, 2004
Research and development	$164,010	$—
Professional fees	20,103	129,795
Rent	—	33,437
Payroll	—	22,081
Other	13,413	58,312
	$197,526	$243,625

Note F - Loan Payable

In connection with product supplied during our clinical trial prior to and through regulatory approval, Sanquin Blood Supply Foundation (“Sanquin”) provides us a loan for C1-INH purchased. The loan is subject to a purchase money security interest.  Upon regulatory approval, Sanquin will forgive the loan and release any and all security interests. If regulatory approval is not obtained, then the loan must be repaid. The repayment terms and interest have not yet been finalized. The Company has accrued interest based on the imputed interest method. The principal loan balance outstanding as of September 30, 2005 is $237,883. The Sanquin loan is payable in Euros. Sanquin is an Amsterdam based not-for- profit organization that provides blood and plasma products, related services, and carries out research and education in the Netherlands.

Note G - Private Placement

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

The Board further determined, subject to obtaining stockholder approval at the Company's next annual meeting to be held on December 12, 2005, to reduce the exercise price, from $0.85 to $0.30, of outstanding options to purchase 1,427,450 shares of common stock held by each of the Chief Executive Officer and the Chairman, respectively (an aggregate of 2,854,900 shares). If this option repricing is approved by the Company's stockholders, the Company will record a charge to operations at the repricing date and the Company's statement of operations will be charged or credited at the end of each reporting period with respect to these employee options to reflect subsequent changes in the value of these options based on changes in the Company's stock price. These charges will cease upon the earlier of the exercise of the options or the adoption of SFAS 123R. If the stockholders had approved this change as of September 30, 2005, the Company would have recorded a charge of approximately $2,284,000 to the Consolidated Statement of Operations for the nine months ended September 30, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

From July 21, 2003 (inception) through September 30, 2005, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial biopharmaceutical products, and do not expect to have such for a number of years, if at all.

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

The Board further determined, subject to obtaining stockholder approval at our next annual meeting to be held on December 12, 2005, to reduce the exercise price, from $0.85 to $0.30, of outstanding options to purchase 1,427,450 shares of common stock held by each of the Chief Executive Officer and the Chairman, respectively (an aggregate of 2,854,900 shares). If this option repricing is approved by our stockholders we will record a charge to operations at the repricing date and our statement of operations will be charged or credited at the end of each reporting period with respect to these employee options to reflect subsequent changes in the value of these options based on changes in our stock price. These charges will cease upon the earlier of the exercise of the options or the adoption of SFAS 123R. If the stockholders had approved this change as of September 30, 2005, we would have recorded a charge of approximately $2,284,000 to the Consolidated Statement of Operations for the nine months ended September 30, 2005.

Plan of Operation

Our plan of operation for the next twelve months is to focus primarily on our Phase III clinical trial of our lead product candidate, C1-INH for the treatment of HAE. In addition, we are currently developing C1-INH for the treatment of AMI.

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

Furthermore, Sanquin agreed to supply C1-INH for our Phase III clinical trials. Upon receipt of FDA approval for our product candidate for the treatment of HAE, upon commercial launch of this product and thereafter during the term of the agreement, Sanquin will supply us with our commercial requirements for C1-INH for the treatment of HAE in each country where we have received regulatory approval. Our purchase of C1-INH from Sanquin is subject to minimum annual purchase requirements.

We initiated a Phase III clinical trial of C1-INH for the treatment of HAE in March 2005. In July 2004, we received orphan drug designation from the FDA for C1-INH (human), which, upon product licensure, could provide us with a seven-year exclusive right to market its C1-INH product as a treatment for HAE in the United States.

Acute Myocardial Infarction

Our second development program is focused on the use of C1-INH in treating AMI, commonly known as a heart attack. Current treatments for AMI, both surgical and pharmaceutical, are directed at restoring blood flow to heart tissue or preventing further obstruction. Despite a widespread appreciation for the role of inflammation in AMI in both the scientific and medical communities, no presently available treatments directly target the mechanisms of inflammation. Based on preliminary animal and clinical data, we believe that C1-INH may be useful as a treatment for AMI.

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

Results of Operations

Three Months Ended September 30, 2005 as compared to the Three Months Ended September 30, 2004

We had no revenues during the three months ended September 30, 2005 and 2004 because we do not have any commercial biopharmaceutical products.

Research and development expenses for the three months ended September 30, 2005 were $554,730 as compared to $188,916 for the three months ended September 30, 2004. The increase of $365,814 primarily represents expenses relating to the Phase III clinical trials that commenced in March 2005.

General and administrative and license acquisition costs were $688,982 for the three months ended September 30, 2005 as compared to $404,827 for the three months ended September 30, 2004. The increase of $284,155 is primarily due to increases in payroll and benefits, travel and related expenses and general operating costs associated with being a public company.

Interest income was $60,800 for the three months ended September 30, 2005 as compared to interest income of $14,167 for the three months ended September 30, 2004. The increase of $46,633 is attributed to higher interest rates for the three months ended September 30, 2005 as compared to September 30, 2004.

Due to the factors mentioned above, the net loss for the three months ended September 30, 2005 was $1,186,039 or loss of $ 0.01 per common share, basic and diluted as compared to a loss of $579,576 for the three months ended September 30, 2004 or a loss of $0.00 per common share, basic and diluted.

Nine Months Ended September 30, 2005 as compared to the Nine Months Ended September 30, 2004

We had no revenues during the nine months ended September 30, 2005 and 2004 because we do not have any commercial biopharmaceutical products.

Research and development expenses for the nine months ended September 30, 2005 were $1,580,519 as compared to $886,400 for the nine months ended September 30, 2004. The increase of $694,119 primarily represents expenses relating to the Phase III clinical trials that commenced in March 2005.

General and administrative and license acquisition costs were $1,791,297 for the nine months ended September 30, 2005 as compared to $2,797,574 for the nine months ended September 30, 2004. The decrease of $1,006,277 was partially due to the recording of a non-cash compensation expense of $2,005,530 for the nine months ended September 30, 2004 for the issuance of warrants to three consultants in connection with the development of our strategic business plan, obtaining our license and consulting on our corporate structure which was offset by increases in salaries and travel related expenses during the nine months ended September 30, 2005. Compensation expense was recorded at fair value based upon the Black-Scholes option pricing model. For the nine months ended September 30, 2005, excluding the non-cash compensation charge, our costs increased by $999,253 primarily due to increases in payroll and benefits, travel and related expenses and general operating costs associated with being a public company.

Interest income was $126,276 for the nine months ended September 30, 2005 as compared to interest income of $31,446 for the nine months ended September 30, 2004. The increase of $94,830 is attributed to higher interest rates for the nine months ended September 30, 2005 as compared to September 30, 2004.

Due to the factors mentioned above, the net loss for the nine months ended September 30, 2005 was $3,248,667 or a loss of $0.04 per common share, basic and diluted, as compared to a loss of $3,652,528 for the nine months ended September 30, 2004 or a loss of $0.05 per common share, basic and diluted.

Liquidity and Capital Resources

As of September 30, 2005, we had cash, cash equivalents and investments of $7,023,439 and working capital was $6,850,926. Net cash used in operations was $2,826,611 for the nine months ended September 30, 2005 and was primarily due to our loss of $3,257,293. Cash used in investing activities for the nine months ended September 30, 2005 was $1,559,684 resulting from the purchase of investments and fixed assets. Cash from financing activities was $4,365,227 and resulted primarily from the sale of common stock and warrants from a private placement in May 2005.

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

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-KSB for the year ended December 31, 2004 under the heading “Contractual Obligations,” we outlined our commitments and contingencies. For the quarter ended September 30, 2005, there have been no material changes in our commitments and contingencies.

OFF -BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of September 30, 2005 with the exception of operating leases.

CRITICAL ACCOUNTING ESTIMATES

In our Annual Report on Form 10-KSB for the year ended December 31, 2004, our most critical accounting policies and estimates upon which our financial status depends upon were identified as those relating to income taxes, equity based compensation and research and development cost . We reviewed our policies and determined that those policies remain our most critical accounting policies for the quarter ended September 30, 2005. We did not make any changes in those policies during the three months ended September 30, 2005.

ITEM 3. CONTROLS AND PROCEDURES

 As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There has been no significant change in our internal controls over financial reporting that could significantly affect internal controls subsequent to June 30, 2005.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to, nor are any of our property currently the subject of, any pending legal proceeding.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

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

LEV PHARMACEUTICALS, INC. (Registrant)

Date: November 14, 2005	By:	/s/ Joshua D. Schein, Ph.D.
Joshua D. Schein, Ph.D. Chief Executive Officer

Date: November 14, 2005	By:	/s/ Douglas J. Beck
Douglas J. Beck Chief Financial Officer