Form 10KSB
period 2005-12-31
Lev Pharmaceuticals Inc
filed 2006-03-31
CIK 1144062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

      (Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

COMMISSION FILE NO. 000-32947

LEV PHARMACEUTICALS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	88-0211496
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

122 East 42nd Street, Suite 2606, New York, New York	10168
(Address of Principal Executive Offices)	(Zip Code)

(212) 682-3096
------------------------------------------------
(Issuer's Telephone Number, Including Area Code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

Common Stock, $.01 Par Value Per Share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.	☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer's revenues for the year ended December 31, 2005 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 16, 2006, based on the closing bid price on such date was $31,141,602.

As of March 16, 2006 the issuer had a total of 81,527,544 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

Page
PART I

Item 1.	DESCRIPTION OF BUSINESS	3

Item 2.	DESCRIPTION OF PROPERTY	28

Item 3.	LEGAL PROCEEDINGS	28

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	29

PART II

PART III

SIGNATURES

PART I

ITEM 1. DESCRIPTION OF BUSINESS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Form 10-KSB and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Among the important factors on which such statements are based are:

• assumptions concerning uncertainties associated with product development;
• the risk that we will not obtain approval to market our products;
• the risk that our products will not gain market acceptance;
• our ability to obtain additional financing;
• our ability to attract and retain key employees;
• our ability to protect intellectual property; and
• our ability to adapt to economic, political and regulatory conditions affecting the healthcare industry.

All references to “we,” “our,” “us,” “Lev” and the “Company” in this Annual Report on Form 10-KSB refer to Lev Pharmaceuticals, Inc. and its wholly-owned subsidiary, Lev Development Corp.

Introduction

Lev Pharmaceuticals, Inc. is a development stage biopharmaceutical company that was formed in July 2003 to focus on developing and commercializing therapeutic products for the treatment of inflammatory diseases. Our product candidates are based on C1-esterase inhibitor (“C1-INH”), a human plasma protein that mediates inflammation and is potentially applicable as a treatment for a range of medical indications. We initiated a Phase III clinical trial of our lead product candidate, C1-INH for the acute treatment of hereditary angioedema (“HAE”), in March 2005. In November 2005, we initiated a Phase III clinical trial of C1-INH for the prophylactic treatment of HAE. In October 2005, Lev received fast track designation status by the U.S Food and Drug Administration, (“FDA”) for the treatment of HAE. Lev is also developing C1-INH for the treatment of acute myocardial infarction (“AMI”), or heart attack, and selective other diseases and disorders in which inflammation is known or believed to play an underlying role. We have certain rights to C1-INH technology through agreements with Sanquin Blood Supply Foundation, an Amsterdam-based not-for-profit organization that provides blood and plasma products and related services, carries out research and provides education, primarily in the Netherlands.

General

Our principal executive office is located at 122 East 42nd Street, New York, New York 10168 and our telephone number is (212) 682-3096. Our website is www.levpharma.com. Information contained in our website shall not be deemed to constitute a part of this Form 10-KSB.

Public Company Merger

On November 5, 2004, Fun City Popcorn, Inc. a non-operating public company incorporated in Nevada (“FCP”), Lev Acquisition Corp., its wholly-owed subsidiary (“Lev Sub”), and Lev Development Corp., previously know as Lev Pharmaceuticals, Inc. (“Old Lev” or “LDC”), entered into an Agreement and Plan of Merger (as amended on December 8, 2004, the “Agreement”). On December 29, 2004, the merger closed and pursuant to the Agreement, Lev Sub merged into Old Lev and the combined entity became a wholly-owned subsidiary of FCP (the “Public Company Merger”). As a result of the Public Company Merger, FCP issued 5,029,795 shares of common stock and 4,789,433 shares of Series A convertible preferred stock to holders of outstanding Old Lev common stock.

Delaware Reincorporation

Later, on December 29, 2004, the Board of Directors and stockholders of FCP approved a merger of FCP into a newly formed, wholly-owned subsidiary of FCP incorporated in Delaware (the “Recapitalization Merger”). This merger was undertaken to increase the authorized number of shares of common stock to permit the conversion of the Series A preferred stock, to reincorporate FCP in the State of Delaware and to change the name of the company. On February 17, 2005, the Recapitalization Merger closed and the issued and outstanding Series A Preferred Stock of FCP was automatically converted into an aggregate of 66,767,994 shares of common stock, which, along with the 4,505,530 shares of FCP common stock outstanding prior to the Public Company Merger and the 5,029,795 shares of common stock issued to the Old Lev stockholders in the Public Company Merger, resulted in a total of 76,303,319 shares of common stock outstanding as of February 17, 2005. As part of the Recapitalization Merger, Old Lev changed its name to Lev Development Corp. and FCP changed its name to Lev Pharmaceuticals, Inc. As a result of these mergers, the stockholders of Old Lev acquired approximately 94% of our outstanding common stock.

Product Programs

Our lead program is the development of C1-INH for the treatment of HAE. HAE is a rare genetic disorder characterized by episodic attacks of edema (swelling) in the extremities, face, abdomen and, most seriously, the airway passages. The disease is caused by a deficiency of C1-INH, and there are believed to be 6,000 or more people with HAE in the United States.

Sanquin Blood Supply Foundation has been producing and selling successive generations of C1-INH, prepared from human plasma, in the Netherlands for over 30 years for the treatment of HAE. Continuous product development efforts at Sanquin have resulted in the product under investigation, a highly purified C1-INH that is the next generation of the product that has been marketed in the Netherlands since 1997. Despite its long record of use in Europe, however, C1-INH has never been introduced in the United States. Through a supply and distribution agreement with Sanquin, we have the exclusive right to market and sell C1-INH prepared by Sanquin for the treatment of HAE in North America and certain other geographic regions.

In July 2004, we received orphan drug designation from the FDA for C1-INH (human), which, upon product licensure from the FDA, could provide us with a seven-year exclusive right to market the C1-INH product as a treatment for HAE in the United States. This designation is for both acute and prophylactic treatment. In October 2005, we received fast track designation status by the FDA for both acute and prophylactic treatment of HAE. Fast track designation facilitates the development and expedites the review of drugs and biologics intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. We initiated a Phase III clinical trial of C1-INH for the acute treatment of HAE in March 2005. In November 2005, we initiated a Phase III clinical trial of C1-INH for the prophylactic treatment of HAE. The trials are multi-center, placebo-controlled, double-blind studies designed to examine the use of C1-INH in both treating acute attacks of HAE and in preventing the onset of such attacks. Phase III clinical trials of this type are highly unpredictable, and may take from one year to many years for completion, depending on a large number of factors, most of which are entirely beyond our control. Following completion of a successful Phase III trial, we intend to submit a biologics license application, or BLA, to the FDA. Preparation of this BLA could take from six months to substantially more than one year. Following the submission of the BLA, the FDA may take from six months, in the case of an expedited review, to more than one year, to review the BLA. There can be no assurance that any of these timelines can or will be met, and there can be no assurance that the outcome of our Phase III trials will be successful or that the results of the trials will support licensure by the FDA.

Our second development program is focused on the use of C1-INH in treating acute myocardial infarction (“AMI”), commonly known as a heart attack. AMI results from an obstruction of blood flow to the heart. There are approximately 865,000 patients with AMI in the United States annually, resulting in an estimated 171,000 directly attributable deaths. Current treatments for AMI, both surgical and pharmaceutical, are directed at restoring blood flow to heart tissue or preventing further obstruction. Despite a widespread appreciation for the role of inflammation in AMI in both the scientific and medical communities, no presently available treatments directly target the mechanisms of inflammation. Based on preliminary animal and clinical data presented by others, we believe that C1-INH may be useful as a treatment for AMI. We intend to initiate a research program in 2006 for the development of a genetically engineered or recombinant version of C1-INH to be used in the treatment of AMI. In 2007, we may initiate studies for C1-INH in treating AMI, if we obtain additional funding and if we are able to acquire additional C1-INH product from Sanquin. There can be no assurance that we will raise any additional funds or that we will acquire the resources needed to conduct further research and trials for the treatment of AMI.

The process of inflammation underlies a number of other serious diseases, including gram-negative septicemia and inflammatory bowel disease, and is now also understood to play a role in other disorders previously thought to be unrelated to inflammation, including Alzheimer's disease and stroke. As a potent mediator of inflammation, C1-INH has been examined as a potential treatment for some of these diseases in animal studies, and, in a limited number of disorders, in clinical studies as well. Based on these studies, and on the role C1-INH is known to play in inhibiting key inflammatory pathways, we intend to develop C1-INH for certain other diseases and disorders. We believe that the extensive clinical experience with C1-INH in treating HAE in Europe will facilitate its introduction into other clinical indications.

Strategy

Our goal is to create a biopharmaceutical company that develops and commercializes a portfolio of C1-INH products that offer improved efficacy and safety characteristics over existing treatments. The key elements of our strategy are to:

•	complete the development of our lead product candidate, C1-INH for the treatment of HAE;
•	market and sell our HAE product independently or together with a third party;
•	advance our second product candidate, C1-INH for the treatment of AMI, into early-stage clinical development in the United States; and
•	selectively develop C1-INH for additional therapeutic indications.

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

Beyond this record of clinical experience, however, C1-INH is also a well-characterized and well-understood molecule that is known to play a key role regulating the complex biochemical interactions of blood-based systems involved in inflammation and coagulation. C1-INH is known to be either a major or minor inhibitor of multiple proteins involved in these systems. More specifically, C1-INH is known to inhibit three key biochemical pathways underlying inflammation and/or coagulation - the complement system, the contact pathway of intrinsic coagulation and the fibrinolytic system. Under normal circumstances, these systems play important roles in defending the body from infection, injury and disease and in repairing tissue damage. If improperly controlled, however, these same systems can cause or contribute to disease and tissue damage. Excessive activity in one or more of these systems is known or believed to contribute to a number of diseases or disorders, including: myocardial infarction, ischemic-reperfusion injury, inflammatory bowel disease, gram-negative septicemia, Alzheimer's disease and stroke.

Based on (i) the demonstrated role of these inflammatory pathways in specific diseases, (ii) the known function of C1-INH in regulating these pathways and (iii) the extensive clinical experience in using C1-INH to treat HAE, C1-INH has been extensively studied, both clinically and pre-clinically, as a potential treatment for a number of diseases. We intend to leverage and extend these studies to develop a portfolio of products based on C1-INH.

Hereditary Angioedema (HAE)

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

In the absence of C1-INH activity, activated C1 and plasmin generate certain inflammatory mediators that are thought to be causal factors of the angioedema observed in patients with HAE. C1-INH concentrate replaces the missing or non-functional protein and inhibits the catalytic subunits of the first component of the classic complement pathway (C1r and C1s), and also inhibits the function of kallikrein, plasmin, and coagulation factors XIa and XIIa.

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

Traditionally, HAE has been classified into two types (I and II). The most common form of the disease, Type I, is characterized by low levels of C1-INH and affects about 85% of patients, whereas Type II HAE affects 15% of patients and is characterized by non-functional C1-INH. A third type of HAE has been identified in which the abnormal C1-INH protein binds to albumin, effectively reducing the amount of functional C1-INH.

Current Treatments of HAE

Treatment of HAE can be categorized as: (i) mitigation or acute treatments to remedy the symptoms of infrequent episodic acute attacks; and (ii) preventive or prophylactic treatments for patients severely affected by HAE.

There are currently no approved treatments for acute attacks available in the United States. Rather, current therapies primarily focus upon treating the symptoms of an acute attack. For swelling of the intestinal wall, which can cause debilitating pain, narcotics such as morphine and antiemetics for nausea are given, but these medications only address the symptoms and not the underlying cause. For severe laryngeal swelling, which can be life threatening, rescue therapy such as intubation or tracheotomy may be required. The use of fresh frozen plasma, which contains C1-INH but which also contains a wide variety of other factors that may activate multiple inflammatory pathways and exacerbate an attack, is also used in some instances. Facial and extremity attacks are usually left to resolve on their own.

Long-term prevention therapy is recommended for patients who experience more than one attack per month, or for whom the disease significantly interferes with their quality of life. Most of these patients are currently treated with anabolic steroids that reduce the frequency of attacks of edema. The most commonly used steroids are alpha-alkylated androgens such as stanozolol and danazol. Although these drugs are effective in some patients in reducing the number and severity of the most serious attacks, they do not prevent all attacks. In addition, use of such anabolic steroids can have numerous side effects ranging from hepatotoxicity (liver toxicity), virilization (development of male sexual characteristics in a female), weight gain, acne and hirsutism (unwanted hair growth).

C1-Esterase Inhibitor (C1-INH) for the Treatment of HAE

HAE has been shown to be effectively treated with intravenous administration of C1-INH purified from human plasma. In Europe, C1-INH, produced by several manufacturers, has been used to treat patients with HAE safely and effectively for more than 30 years, and is widely accepted by treating physicians and HAE associations around the world as the treatment of choice for acute attacks of HAE. It can be used to treat acutely, when there is an attack, or prophylactically, to prevent attacks. This treatment concept is similar to hemophilia, in which a patient is treated regularly with the particular clotting factor for which he is deficient, as well as on demand for specific bleeding episodes. In spite of this long record of safety and efficacy in Europe, C1-INH has never been introduced in the United States, and it is our objective to bring C1-INH to the United States for the treatment of patients with HAE.

Our first product candidate, C1-INH prepared from human plasma, is being developed for both acute and prophylactic treatment of HAE. C1-INH is given by intravenous administration. Published studies by others have shown C1-INH treatment to resolve angioedema in 30 minutes to two hours, compared to 24-72 hours when untreated. A research study published in the New England Journal of Medicine in 1996 provided evidence that this treatment was safe and effective for both prevention of attacks and as an acute attack therapy. In addition, rapid resolution of laryngeal, facial, abdominal, and extremity swelling was observed. A study published in the Archives of Internal Medicine in 2001 concluded C1-INH to be highly effective in treating the laryngeal edema of HAE with rapid resolution of symptoms. We believe these studies, which did not involve our product, and others showing comparable efficacy, are representative of the extensive European clinical experience using C1-INH as a treatment for HAE for more than 30 years.

On March 2, 2005, we entered into a CRO (Clinical Research Organization) services agreement with INC Research which governs INC Research's provision of services in connection with the support of clinical investigation, management and/or research of our Phase III clinical trial. We estimate that we will pay INC Research approximately $700,000 for its services in 2006 and 2007. In October 2005, we received fast track designation status by the FDA for the treatment of HAE. We initiated a Phase III clinical trial of C1-INH for the acute treatment of HAE in March 2005. In November 2005, we initiated a Phase III clinical trial of C1-INH for the prophylactic treatment of HAE.

Acute Myocardial Infarction

Background

AMI, commonly known as a heart attack, is a sudden, life-threatening cardiac disorder caused by an obstruction of blood flow to the heart. The major symptom of AMI is chest discomfort, but associated symptoms include nausea, vomiting, shortness of breath, and dizziness. AMIs vary in severity and symptoms, and the intensity of the symptoms depends on the size of the area of heart muscle affected by the infarction. Clinical diagnosis of AMI is typically based on elevation of two cardiac enzyme markers, creatine kinase and troponin, markers considered highly reliable measures of cardiac injury.

AMI results in the development of myocardial necrosis, or death of heart cells or tissue, due to ischemia (lack of oxygen). The heart cells are not supplied with sufficient oxygen to meet their metabolic requirements. The most common cause of AMI is atherosclerosis or the accumulation of plaques in the arterial wall. Plaques can rupture and form a thrombus, or clot, that partially or totally blocks arterial blood flow. Patients with this condition suffer the disruption of the normal pattern of contractions of the heart muscle leading to atrial fibrillation (rapid uncontrolled beat) and/or heart failure. There are approximately 865,000 patients with AMI in the United States annually, resulting in an estimated 171,000 directly attributable deaths.

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

The supply of plasma derived C1-INH may not be sufficient for the treatment of AMI, therefore we intend to initiate a research program in 2006 for the development of a genetically engineered or recombinant version of C1-INH.

Distribution, Manufacturing and Licensing Relationships

Distribution and Manufacturing Services Agreement with Sanquin

We entered into a Distribution and Manufacturing Services Agreement with Sanquin as of January 16, 2004. Under this agreement, Sanquin has granted us (i) the exclusive right to distribute, market, offer for sale, sell, import and promote C1-INH derived from human plasma manufactured by Sanquin for the treatment of HAE, in Israel and in all countries in North America and South America (other than the Dutch Overseas Territories, Argentina and Brazil), and (ii) a right of first refusal to distribute, market, offer for sale, sell, import and promote C1-INH derived from human plasma manufactured by Sanquin for the treatment of HAE in certain other geographic regions and under certain conditions.

Under the distribution agreement, it is our responsibility to conduct the Phase III clinical trials of C1-INH for the treatment of HAE and to prepare and file all regulatory applications necessary to register the product candidate. In exchange, Sanquin agreed to provide us with the technical data and support necessary to assist us in preparing and filing all such regulatory applications.

Furthermore, Sanquin agreed to supply C1-INH for our Phase III clinical trials. Upon receipt of FDA approval for our product candidate for the treatment of HAE, upon commercial launch of this product and thereafter during the term of the agreement, Sanquin will supply us with our commercial requirements for C1-INH for the treatment of HAE in each country where we have received regulatory approval, subject to minimum annual purchase requirements in Euros equal to approximately $6,900,000 per year.

The initial term of this agreement expires on December 31, 2007, subject to extension. We have the right to extend the term of this agreement for up to six years in two successive three year periods upon written notice to Sanquin no later than six months before this agreement or an extension of this agreement terminates.

In accordance with the agreement, we have obtained FDA consent for our plan to collect necessary data to support licensure by the FDA in the United States and we have secured the support of a clinical research organization to conduct our Phase III clinical trials for our HAE product candidate. Sanquin has the right to terminate this agreement in the event, among other things, that:

•	we fail to complete the enrollment of our Phase III clinical trials for our HAE product candidate by July 2007;
•	we fail to submit a BLA to the FDA within a specified time frame; or
•	we fail to obtain marketing approval in the United States within a specified time frame.

Exclusive License Agreement with Sanquin

We entered into a license agreement with Sanquin on January 27, 2004. Under this agreement, we have an exclusive, worldwide, royalty-bearing license, with the right to sublicense Sanquin patent rights and know-how relating to the use of C1-INH for the treatment of AMI. In connection with the license agreement, we paid Sanquin certain fees and reimbursed Sanquin for certain expenses. In addition, we have an obligation to pay Sanquin royalties on sales of products incorporating the licensed technology.

We are required to create a comprehensive research plan for the commercial exploitation of the licensed technology. We are continuing to work with Sanquin on the design of the research plan. We agreed to commit a minimum of $125,000 per annum during the first three years following the execution of the license agreement toward research on the licensed technology conducted by Sanquin and other parties. As of March 17, 2006, we have funded approximately $141,000 to third parties engaged in this research. In addition, we have agreed to use commercially reasonable efforts to manufacture and market products incorporating the licensed technology. We intend to initiate a research program in 2006 for the development of a genetically engineered or recombinant version of C1-INH to be used in the treatment of AMI. In 2007, we may initiate studies for C1-INH in treating AMI, if we obtain additional funding and if we are able to acquire additional C1-INH product from Sanquin. There can be no assurance that we will raise any additional funds or that we will acquire the resources needed to conduct further research and trials for the treatment of AMI.

The license agreement, unless it is terminated earlier, shall continue in force until the expiration, invalidation or unenforceability of the last to expire patent licensed pursuant to the agreement. The U.S. patent licensed from Sanquin will expire on July 18, 2017, provided that applicable maintenance fees are timely paid.  Either party may terminate the agreement in the event of an uncured material breach by the other.

Intellectual Property

The following factors are important to our success:

• receiving patent protection for our product candidates;
• not infringing the intellectual property rights of others;
• preventing others from infringing our intellectual property rights; and
• maintaining our patent rights and trade secrets.

We actively seek, when appropriate, protection for our proposed products, technologies and proprietary information through United States and foreign patents. In addition, we rely upon trade secrets and contractual arrangements to protect our proprietary information.

As of December 31, 2005, under our license agreement with Sanquin, we license a United States patent and an International Patent Application including any foreign patents issuing therefrom related to our technologies, compounds and their applications in pharmaceutical development or their use as pharmaceuticals and in particular for the use of C1-INH in the treatment of AMI. We face the risk that our licensed patent and any patents issued to us in the future may be challenged or circumvented or may otherwise not provide protection for any commercially viable products that we develop. We also note that United States patents and patent applications may be subject to interference proceedings and/or reexamination proceedings in the United States Patent and Trademark Office (and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office), which could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, reexamination and opposition proceedings may be costly. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the very patent rights sought by us, which in turn could affect our ability to market a potential product to which that patent filing was directed. In the event that we seek to enforce any of our owned or exclusively licensed patents against an infringing party, it is likely that the party defending the claim will seek to invalidate the patents we assert, which, if successful, would result in the entire loss of our patent or the relevant portion of our patent and not just with respect to that particular infringer. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations.

In addition, our ability to assert our patents against a potential infringer, depends on our ability to detect the infringement in the first instance. Many countries, including certain European countries, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties in some circumstances (for example, when the patent owner has failed to “work” the invention in that country, or the third party has patented improvements). In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Compulsory licensing of life-saving drugs is also becoming increasingly popular in developing countries either through direct legislation or international initiatives. Such compulsory licenses could be extended to include some of our product candidates, which could limit our potential revenue opportunities. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection.

Our success will also depend in part upon our not infringing patents issued to others. If our product candidates are found to infringe the patents of others, our development, manufacture and sale of such potential products could be severely restricted or prohibited.

Patent litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim relating to infringement of patents that is successfully asserted against us may require us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. Furthermore, if a patent infringement suit were brought against us or our future strategic partners or licensees, if any, we or they may be forced to stop or delay developing, manufacturing or selling potential products that are alleged to infringe a third party's intellectual property unless that party grants us or our strategic partners or licensees rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if we or our strategic partners or licensees were able to obtain rights to the third party's intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

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

Competition

We operate in an industry characterized by intense competition and rapid technological change. New developments occur and are expected to continue to occur at a rapid pace. Discoveries or commercial developments by our competitors may render some or all of our technologies, products or potential products obsolete or non-competitive.

Our principal focus is on the development of therapeutic products. We conduct research and development programs to develop and test product candidates and demonstrate to appropriate regulatory agencies that these products are safe and effective for therapeutic use in particular indications. Our principal competitors are companies that are already marketing products in those indications or are developing new products for those indications. Most of these organizations have greater financial resources and drug development experience than we do. Companies developing therapeutics for the treatment of HAE include Dyax Corp., Jerini AG, Pharming Group N.V. and ZLB Behring. Other competitors and potential competitors include companies that market and develop anabolic steroid-based drugs and anti-inflammatory compounds.

HAE is a disease that fits within the definition of the Orphan Drug Act, and therefore any company that develops a therapy for this indication could, upon licensure, obtain a seven year marketing exclusivity in the United States for the licensed indication. We believe ZLB Behring and Pharming Group N.V. are currently developing therapy for the acute treatment of HAE that the FDA may consider the same as ours under the Orphan Drug Act. In the event that these companies obtain FDA product licensures before us, we could be prevented from obtaining FDA licensure and marketing our C1-INH product for the treatment of HAE for up to seven years.

For potential cardiovascular disease product applications, our potential competitors include numerous pharmaceutical and biotechnology companies, most of which have substantially greater financial resources and experience than we do.

Government Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and marketing of pharmaceuticals, and in our ongoing research and development activities. All of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, pharmaceutical drugs are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal, and in some cases, state statutes and regulations also govern or impact upon the manufacturing, safety, labeling, storage, record-keeping and marketing of pharmaceutical products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations, require the expenditure of substantial resources. Regulatory approval, when and if obtained for any of our product candidates, may be limited in scope which may significantly limit the indicated uses for which our product candidates may be marketed. Further, approved drugs and manufacturers are subject to ongoing review and discovery of previously unknown problems that may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

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

Clinical Trials

If a company wants to test a new drug in humans, an IND must be prepared and filed with the FDA. The IND becomes effective if not rejected or put on clinical hold by the FDA within 30 days. In addition, an Institutional Review Board comprised in part of physicians at the hospital or clinic, as well as others representing the interests of the community where the proposed trials will be conducted, must review and approve the trial protocol and monitor the trial and the investigators on an ongoing basis. The FDA may, at any time during the 30-day period or at any time thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the IND application process can result in substantial delay and expense.

Clinical Trial Phases

Clinical trials typically are conducted in three sequential phases, phases I, II and III, with phase IV trials potentially conducted after marketing approval. These phases may be compressed, may overlap or may be omitted in some circumstances.

•
Phase I clinical trials. After an IND becomes effective, Phase I human clinical trials can begin. These trials evaluate a drug's safety profile, and the range of safe dosages that can be administered to healthy volunteers and/or patients, including the maximum tolerated dose that can be given to a trial subject with the target disease or condition. Phase I trials also determine how a drug is absorbed, distributed, metabolized and excreted by the body, and the duration of its action.

•
Phase II clinical trials. Phase II clinical trials typically are designed to evaluate the potential effectiveness of the drug in patients and to further ascertain the safety of the drug at the dosage given in a larger patient population.

•
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

The FDA reviews all BLAs submitted before it accepts them for filing and may request additional information from the sponsor rather than accepting a BLA for filing. In such an event, the BLA must be submitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the BLA. By law, the FDA has 180 days in which to review the BLA and respond to the applicant. The review process is often significantly extended by the FDA through requests for additional information and clarification. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, other scientific experts and patient representatives, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation, but gives great weight to it. If the FDA evaluations of both the BLA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be satisfied in order to secure final approval. If the FDA's evaluation of the BLA submission or manufacturing facility is not favorable, the FDA may refuse to approve the BLA or issue a not approvable letter.

Other Regulatory Requirements

Any products that we manufacture or distribute under FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the products. Drug manufacturers and their subcontractors are required to register with the FDA and, where appropriate, state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with current good manufacturing processes (“cGMP”) regulations which impose procedural and documentation requirements upon us and any third party manufacturers we utilize.

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

Approvals Outside of the United States

We will also be subject to a wide variety of foreign regulations governing the development, manufacture and marketing of our products. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing the product in those countries. The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval. There is no assurance that clinical trials conducted in one country will be accepted by other countries or that approval in one country will result in approval in any other country.

Employees

As of March 17, 2006, we had six employees. We consider our relationship with our employees to be satisfactory.

RISK FACTORS

You should carefully consider the following risk factors and the other information included herein as well as the information included in other reports and filings made with the SEC. If any of the matters or events described in the following risks actually occurs, our business, financial condition or results of operations could be harmed. In addition, the trading price of our common stock could decline due to any of these risks.

Risks related to our business

We are at an early stage of development as a company and currently have no source of revenue and may never become profitable.

We are a development stage biopharmaceutical company with a limited operating history. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue. Our ability to generate revenue depends on: first, obtaining FDA marketing approval for any of our products and, second, successfully commercializing and bringing to market these products. In particular, if we do not successfully develop and commercialize C1-INH for the treatment of HAE, we will be unable to generate any revenue for many years, if at all and, even if successful in obtaining FDA marketing approval for C1-INH for the treatment of HAE, it will be at least two years before we can expect to begin to generate revenue. If we are unable to generate revenue, we will not become profitable, and we may be unable to continue our operations.

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

As of December 31, 2005, we had a deficit accumulated during the development stage of $11,420,850. We have from inception incurred and will continue to incur significant and increasing operating losses for the next several years as we conduct Phase III clinical trials of C1-INH for the acute and prophylactic treatment of HAE, and advance C1-INH for the treatment of AMI into clinical development. In addition, if we receive regulatory approval of any of our product candidates, we expect to incur significant sales and marketing expenses in the future. Because of the numerous risks and uncertainties associated with developing and commercializing these product candidates, we are unable to predict the extent of future losses or when and if we will become profitable.

We will need to raise substantial additional capital to fund our operations, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product candidates.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to:

•	complete the clinical development of C1-INH for the treatment of HAE;
•	continue the development of our other product candidates;
•	finance our general, administrative and license acquisition costs;
•	prepare regulatory approval applications and seek approvals for C1-1NH and our other product candidates;
•	launch and commercialize our product candidates, if any such product candidates receive regulatory approval; and
•	develop and implement manufacturing, sales, marketing and distribution capabilities.

Our cash used in operations increased significantly over the period from July 21, 2003 (inception) to December 31, 2005, and we expect that our cash used in operations will increase significantly over the next several years. We expect that our existing cash will be sufficient to fund our operations for the next twelve months. We will be required to raise additional capital to complete the development and commercialization of our current product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

•	the rate of progress and cost of our clinical trials and other development activities;
•	any future decisions we may make about the scope and prioritization of the programs we pursue;
•	the costs and timing of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs of regulatory approval;
•	the costs of establishing manufacturing, sales, marketing and distribution capabilities;
•	the effect of competing technological and market developments;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish; and
•	general market conditions for securities offerings by biopharmaceutical companies.

To date, our sources of cash have been primarily limited to the sale of equity securities. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital, when required, or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and /or the commercialization of one or more of our product candidates. We also may be required to:

•	seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; and
•	relinquish, license or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on unfavorable terms.

If either of our agreements with Sanquin terminate, we may be unable to continue our business.

Our business is highly dependent on distribution and license rights that we have received from Sanquin pursuant to a distribution agreement relating to the treatment of HAE and a license agreement relating to the treatment of AMI.

If we fail to fulfill certain obligations or fail to meet certain milestones under the distribution agreement, including completion of enrollment in the trials by July 2007, the distribution agreement may be terminated. In addition, Sanquin has the right to terminate the agreement if Sanquin is unable to maintain liability insurance for its United States obligations. In addition, either party may terminate the agreement upon an uncured breach. If Sanquin terminates the distribution agreement, we would have to retain another supplier of C1-INH for the treatment of HAE. If we are unable to locate another supplier of C1-INH comparable to Sanquin on economically acceptable terms, or at all, we will not be able to commercialize our product candidates and we may be forced to cease our operations.

Under the license agreement, Sanquin granted us an exclusive license to use certain patent, patent applications and know-how related to the use of C1-INH technology for the treatment of AMI. Under the terms of the license agreement, we are obligated to make royalty and other payments to Sanquin. If we fail to fulfill those obligations or other material obligations, the license agreement may be terminated by Sanquin. If Sanquin terminates the license agreement, we will have no further rights to utilize the intellectual property covered by the license agreement, we would not be able to commercialize the applicable product candidate for the treatment of AMI and we may be forced to cease our operations relating to the treatment to AMI using C1-INH, particularly if we do not have rights to other product candidates.

We are dependent on Sanquin as our sole source of supply for C1-1NH.

Pursuant to our distribution agreement with Sanquin, Sanquin will supply us with certain minimum and maximum amounts of C1-INH. In the event demand for C-1NH is greater than the amount supplied by Sanquin, we would have to find alternative suppliers of C1-1NH. If we are unable to locate another supplier of C1-1NH comparable to Sanquin on economical terms, or at all, we may lose business and our reputation in the marketplace could be adversely affected.

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

The results of preclinical studies and early clinical trials of our product candidates do not necessarily predict the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. The data collected from clinical trials of our product candidates may not be sufficient to support the submission of a biologics license application to the FDA or to obtain regulatory approval in the United States or elsewhere. Because of the uncertainties associated with drug development and regulatory approval, we cannot determine if or when we will have an approved product for commercialization or achieve sales or profits.

Delays in clinical testing could result in increased cost to us and delay our ability to generate revenue.

We may experience delays in clinical testing of our product candidates. We do not know whether planned clinical trials will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a trial, in reaching agreement on acceptable clinical trial terms with prospective sites, in obtaining institutional review board approval to conduct a trial at a prospective site, in recruiting patients to participate in a trial or in obtaining sufficient supplies of clinical trial materials. Many factors affect patient enrollments, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drugs approved for the conditions we are investigating. Prescribing physicians will also have to decide to use our product candidates over existing drugs that have established safety and efficacy profiles. Any delays in completing our clinical trials will increase our cost, slow down our product development and approval process and delay our ability to generate revenue.

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

Administering any product candidates to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying further developments or approval of our product candidates for any or all targeted indications. Ultimately, some or all of our product candidates may prove to be unsafe for human use. Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse health effects as a result of participating in our clinical trials.

If we are unable to satisfy regulatory requirements, we may not be able to commercialize our product candidates.

We need FDA approval prior to marketing our product candidates in the United States. If we fail to obtain FDA approval to market our product candidates, we will be unable to sell our products in the United States and we will not generate any revenue.

The FDA regulatory review and approval process, which includes evaluation of preclinical studies and clinical trials of a product candidate as well as the evaluation of our manufacturing process and our contract manufacturers' facilities, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that the product is both safe and effective for each indication where approval is sought. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. We cannot predict if or when we might submit for regulatory review any of our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval. Also, an approval might contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use.

The FDA has substantial discretion in the approval process and may either refuse to file our application for substantive review or may form the opinion after review of our data that our application is insufficient to allow approval of our product candidates. If the FDA does not file or approve our application, it may require that we conduct additional clinical, preclinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed by several years or may require us to expend more resources then we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to make our application approvable. If any of these outcomes occur, we may be forced to abandon our applications for approvals, which might cause us to cease operations.

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

Our product candidates have never been commercialized in the United States for any indication. Even if approved for sale by the appropriate regulatory authorities, physicians may not prescribe our product candidates, in which case we could not generate revenue or become profitable. Market acceptance of C1-INH for the treatment of HAE and our other product candidates by physicians, healthcare payors and patients will depend on a number of factors, including:

•	acceptance by physicians and patients of each such product as a safe and effective treatment;
•	cost effectiveness;
•	adequate reimbursement by third parties;
•	potential advantages over alternative treatments;
•	relative convenience and ease of administration; and
•	prevalence and severity of side effects.

If our product candidates are unable to compete effectively with marketed treatments, our commercial opportunity will be reduced or eliminated.

We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Many products are either under development or are currently marketed for the treatment of HAE and AMI. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize competing products that are safer, more effective, have fewer side effects or are less expensive than our product candidates. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.
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

If we are not first to market for our HAE product, the Orphan Drug Act may provide a competitor with up to seven years of market exclusivity.

The Orphan Drug Act was created to encourage companies to develop therapies for rare diseases by providing incentives for drug development and commercialization. One of the incentives provided by the act is seven years of market exclusivity for the first product in a class licensed for the treatment of a rare disease. HAE is considered to be a rare disease under the Orphan Drug Act, and companies may obtain orphan drug status for therapies that are developed for this indication. We believe ZLB Behring and Pharming N.V. are currently developing products that the FDA may determine to be in the same class as our C1-INH product candidate. In the event that either of these companies are first to obtain FDA licensure for their product, we could be prevented from obtaining licensure and marketing our C1-INH product candidate for the treatment of HAE.

We currently have no sales and marketing organization. If we are unable to establish a direct sales force or we are unable to enter into marketing agreements with third parties in the United States to promote our products, the commercial opportunity for our products may be diminished.

We currently have no sales and marketing organization. If any of our product candidates are approved by the FDA, we intend to market these products directly to health care providers in the United States through our own sales force or enter into marketing agreements with third parties. We will incur significant additional expenses and may need to commit significant additional management resources to promote and sell our products. In the event we are unable to develop our own sales force or collaborate with a third party to sell our product candidates, we may not be able to commercialize our product candidates which would negatively impact our ability to generate revenue.

If the FDA does not approve our contract manufacturers' facilities, we may be unable to develop or commercialize our product candidates.

We rely on Sanquin to manufacture our product candidates, and currently have no plans to develop our own manufacturing facility. The facilities used by Sanquin to manufacture our product candidates will require approval by the FDA. There can be no assurance that Sanquin will be able to obtain FDA approval or maintain compliance with the FDA's requirements. We may need to find alternative manufacturing facilities, which would result in significant costs to us as well as a delay of up to several years in obtaining approval for and manufacturing of our product candidates.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to seek or obtain regulatory approval for or commercialize our product candidates.

We have an agreement with a third party clinical research organization, or CRO, to implement, provide monitors and manage data for our clinical programs. We and our CRO are required to comply with current Good Clinical Practices, or GCPs, regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. In the future, if we or our CRO fails to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials for products in clinical development comply with GCPs. In addition, our clinical trials must be conducted with products produced under current Good Manufacturing Practices, or cGMP regulations, and will require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

If any of our current or future relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability lawsuits related to the testing of our product candidates, and will face an even greater risk if we sell our products commercially. Currently, we are not aware of any anticipated product liability claims with respect to our product candidates. In the future, an individual may bring a liability claim against us if one of our product candidates causes, or merely appears to have caused, an injury. If we cannot successfully defend ourself against the product liability claim, we may incur substantial liabilities. We have clinical trial liability insurance that covers our clinical trials with an annual aggregate limit of $5,000,000. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for our product candidates. We believe that we will be able to procure sufficient insurance coverage for our proposed clinical development activities. However, as enrollment in our clinical trials increases and we initiate additional clinical trials, such insurance coverage may prove insufficient to cover any liability claims brought against us. In addition, because of the increasing costs of insurance coverage, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management, particularly Judson Cooper, our Chairman and Executive Vice President, and Joshua D. Schein, Ph.D., our Chief Executive Officer. The loss of services of Mr. Cooper or Dr. Schein, or one or more other members of senior management could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidates.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

We are a small company with six employees as of March 17, 2006. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

Reimbursement may not be available for our product candidates, including due to legislative or regulatory reform of the healthcare system, which could diminish our sales or affect our ability to sell our products profitably.

As a result of legislative proposals and the trend towards managed healthcare in the United States, third-party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drugs. Market acceptance and sales of our product candidates will depend on reimbursement policies and healthcare reform measures. The levels at which government authorities and third-party payers, such as private health insurers and health maintenance organizations, reimburse patients for the price they pay for our products will affect whether we are able to commercialize these products. We cannot be sure that reimbursement will be available for any of these products. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our products. We have not commenced efforts to have our product candidates reimbursed by government or third party payers. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize our products.

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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our product candidates and the methods used to manufacture them, as well as successfully defending these patents against third party challenges. We will only be able to protect our product candidates from unauthorized making, using, selling, and offering to sell or importation by third parties to the extent that we have rights under valid and enforceable patents or trade secrets that cover these activities.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•
others may be able to make compounds that are competitive with our product candidates but that are not covered by the claims of our licensed patents, or for which we are not licensed under our license agreements;

•
we or our licensors might not have been the first to make the invention covered by our future pending patent applications, if any, or the pending patent applications and issued patents of our licensors;

•	we or our licensors might not have been the first to file patent application for these inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies;
•	it is possible that our pending patent applications, if any, or one or more of the pending patent applications of our licensors will not result in issued patents;
•	the issued patents of our licensors may not provide us with any competitive advantage, or may be held invalid or unenforceable as a result of legal challenges by third parties;
•	we may not develop additional proprietary technologies that are patentable; or
•	the patents of others may have an adverse effect on our business.

We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time-consuming and the outcome is unpredictable. In additions, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights or use our technology.

If we pursue litigation to stop someone else from using the inventions claimed in our owned or licensed patents or the patents issuing from the licensed application, that individual or company has the right to ask the court to rule that these patents are invalid and/or should not be enforced. These lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party's activities do not infringe our rights to these patents.

Furthermore, a third party may claim that we are using inventions covered by the third party's patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our products. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we are infringing the third party's patents and would enjoin us from engaging in activities judged to be covered by the patents. In addition, there is a risk that a court will order us to pay the other party damages for having violated the other party's patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid and/or unenforceable, and we may not be able to do this. Proving invalidity and/or unenforceability is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our licensors' issued patents or patents issued from the licensed application or our licensors' pending applications or that we or our licensors were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our licensors' patent applications and could further require us to obtain rights to issued patents covering such technologies. If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the United States Patent and Trademark Office to determine priority of inventions in the United States. The cost of these proceedings would be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our United States patent position with respect to such inventions.

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

The market prices for securities of biopharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	announcements of technological innovations or new products by us or our competitors;

•	announcements of FDA approval or non-approval of our product candidates or delays in the FDA review process;
•	actions taken by regulatory agencies with respect to our product candidates, clinical trials, manufacturing process or sales and marketing activities;
•	regulatory developments in the United States and foreign countries;
•	the success of our development efforts to acquire or in-license additional products or product candidates;
•	any intellectual property infringement action, or any other litigation, involving us;
•	announcements concerning our competitors, or the biotechnology or biopharmaceutical industries in general;
•	actual or anticipated fluctuations in our operating results;
•	changes in financial estimates or recommendations by securities analysts;
•	sales of large blocks of our common stock;
•	sales of our common stock by our executive officers, directors and significant stockholders; and
•	the loss of any of our key scientific or management personnel.

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

The ownership interests of our officers and directors could conflict with the interests of our other stockholders.

As of March 17, 2006, our officers and directors beneficially own approximately 39.4% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

Because our common stock is a “penny stock” there may be a limited trading market.

Our common stock is currently listed for trading on the OTC Bulletin Board which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in obtaining future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Securities Exchange Act of the 1934, as amended, or Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have a tangible net worth less then $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitable inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the penny stock rules for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded on the OTC Bulletin Board, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant new events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issuable upon the exercise of outstanding options or warrants, the market price of our common stock could fall. In October 2005, we registered with the SEC for public resale approximately 85% of our outstanding common stock (assuming issuance of 3,203,431 shares of common stock upon exercise of the warrants issued in our May 2005 private placement), including approximately 38% of our outstanding common stock which is beneficially owned by our Chief Executive Officer and by our Chairman. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Stockholders who were issued shares in the Public Company Merger became eligible to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning on December 29, 2005.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive office is located at 122 East 42nd Street, Suite 2606, New York, New York, and consists of approximately 2,200 square feet of space. Our sublease will expire on August 31, 2006. We believe we can find alternative space when our lease expires. The annual payment amounts due under the sublease are approximately $46,000 for 2006. We believe that our office space is adequate for our current needs and for the next few years, and we expect that additional facilities will be available in other locations to the extent that we require new or additional space.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding that is adverse to our business and none of our directors, officers or affiliates has a material interest adverse to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

We held our Annual Meeting of Stockholders on December 12, 2005. The following represents the results of the voting on proposals submitted to the stockholders at the Annual Meeting:

(a)
Proposal to elect five directors to the Company’s Board of Directors to serve for the ensuing year or until their successors are duly elected and qualified or until their earlier resignation or removal.

NOMINEE	VOTES FOR	VOTES AGAINST	BROKER NON -VOTES
Joshua D. Schein. Ph.D.	52,094,561	50	29,432,929
Judson Cooper	52,094,561	50	29,432,929
Scott Eagle	52,094,561	50	29,432,929
Eric I. Richman	52,094,561	50	29,432,929
Thomas Lanier	52,093,561	1,050	29,432,929

(b)
Proposal concerning the repricing of options to purchase an aggregate of 2,854,900 shares of Common Stock held by Joshua D. Schein, the Company’s Chief Executive Officer, and Judson Cooper, the Company’s Chairman, Executive Vice President and Secretary.

VOTES FOR	VOTES AGAINST	BROKER NON-VOTES
47,294,492	3,859,994	30,373,054

(c)	Proposal to ratify the appointment of Eisner LLP as the Company’s independent registered public accountants for the year ended December 31, 2005.

VOTES FOR	VOTES AGAINST	VOTES ABSTAINING	BROKER NON-VOTES
52,091,079	1,012	2,520	29,432,929

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has traded on the OTC Bulletin Board under the symbol “LEVP.OB” since February 18, 2005. From April 10, 2002 to February 17, 2005 our common stock had been quoted on the OTC Bulletin Board under our prior name “Fun City Popcorn, Inc.” under the symbol “FNCY.”

As of March 17, 2006, there were 698 holders of record. This does not reflect those shares held beneficially or those shares held in “street” name.

The table below sets forth the high and low bid prices per share of the common stock for each full quarterly period in the last two fiscal years and the year to date as reported on the OTC Bulletin Board. These prices reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. No prediction can be made as to the effect, if any, that future sales of shares of our common stock or the availability of our common stock for future sale will have on the market price of our common stock prevailing from time-to-time.

Quarter Ended	High	Low
December 31, 2005	$0.82	$0.37
September 30, 2005	$1.20	$0.57
June 30, 2005	$1.50	$0.56
March 31, 2005	$1.70	$1.01

December 31, 2004	$2.00	$0.12
September 30, 2004	$0.22	$0.10
June 30, 2004	$0.35	$0.05
March 31, 2004	$0.25	$0.10

On March 16, 2006, the last reported sale price for the common stock on the OTC Bulletin Board was $0.66 per share.

Dividend Policy

It is our present policy not to pay cash dividends and to retain future earnings to support our growth. We do not anticipate paying any cash dividends in the foreseeable future.

Recent Issuances of Unregistered Securities

On October 7, 2005, we issued warrants to purchase 50,000 shares of common stock at $1.10 per share which vest immediately and expire in three years, to consultants to perform public and investor relations services. These securities were issued in reliance on Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended December 31, 2005.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,629,900	$0.38(1)	6,370,100

Equity compensation plans not approved by security holders	3,364,772	$1.31	-0-

Total	6,994,672	$0.83(1)	6,370,100

(1) The weighted-average exercise price information has been adjusted for the repricing, from $0.85 to $0.30 per share, of options to purchase 2,854,900 shares. See Note I to the Consolidated Financial Statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and other financial information appearing elsewhere in this Form 10-KSB. In addition to historical information, the following discussion and other parts of this Form 10-KSB contain forward-looking information that involves risks and uncertainties.

Overview

We are a development stage biopharmaceutical company that was formed in July 2003 to focus on developing and commercializing therapeutic products for the treatment of inflammatory diseases. Our product candidates are based on C1-INH, a human plasma protein that mediates inflammation and is potentially applicable as a treatment for a range of medical indications. We initiated a Phase III clinical trial of our lead product candidate, C1-INH for the acute treatment of HAE, in March 2005. In November 2005, we initiated a Phase III clinical trial of C1-INH for the prophylactic treatment of HAE. In October 2005, we received fast track designation status by the FDA for the treatment of HAE. We are also developing C1-INH for the treatment of AMI and selective other diseases and disorders in which inflammation is known or believed to play an underlying role. We have certain rights to C1-INH technology through agreements with Sanquin, an Amsterdam-based not-for-profit organization that provides blood and plasma products and related services, carries out research and provides education, primarily in the Netherlands.

From July 21, 2003 (inception) through December 31, 2005, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial biopharmaceutical products, and do not expect to have such for a number of years, if at all.

As a company that does not expect to generate product revenues or profits over the next several years, management of cash flow is extremely important. The most significant use of our cash is for research and development activities, which include clinical trials and regulatory clearance. During 2005, our research and development expenses were $2,368,834.

Merger Transactions

On November 5, 2004, FCP, Lev Sub and Old Lev entered into the Agreement. On December 29, 2004, the Public Company Merger closed and pursuant to the Agreement, Lev Sub merged into Old Lev and the combined entity became a wholly-owned subsidiary of FCP. As a result of the Public Company Merger, FCP issued 5,029,795 shares of common stock and 4,789,433 shares of Series A convertible preferred stock to holders of outstanding Old Lev common stock.

On December 29, 2004, the Board of Directors and stockholders of FCP approved a merger of FCP into a newly formed, wholly-owned subsidiary of FCP incorporated in Delaware. This merger was undertaken to increase the authorized number of shares of common stock to permit the conversion of the Series A preferred stock, to reincorporate FCP in the State of Delaware and to change the name of the company. On February 17, 2005, the Recapitalization Merger closed and the issued and outstanding Series A Preferred Stock of FCP was automatically converted into an aggregate of 66,767,994 shares of common stock which, along with the 4,505,530 shares of FCP common stock outstanding prior to the Public Company Merger and the 5,029,795 shares of common stock issued to the Old Lev stockholders in the Public Company Merger, resulted in a total of 76,303,319 shares of common stock outstanding as of February 17, 2005. As part of the Recapitalization Merger, Old Lev changed its name to Lev Development Corp. and FCP changed its name to Lev Pharmaceuticals, Inc. As a result of these mergers, the stockholders of Old Lev acquired approximately 94% of our outstanding common stock.

The Public Company Merger, which resulted in the stockholders of Old Lev obtaining control of FCP, represents a recapitalization of FCP, or a “reverse merger”, rather than a business combination. In connection therewith, Old Lev's historical capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by FCP while Old Lev's historical accumulated deficit was carried forward.

Plan of Operation

Our plan of operation for the next twelve months is to focus primarily on our Phase III clinical trials of our lead product candidate, C1-INH for the acute and prophylactic treatment of HAE. In addition, we intend to initiate a research program in 2006 for the development of a genetically engineered or recombinant version of C1-INH to be used in the treatment of AMI.

We believe that our cash, cash equivalents and investment of $5,970,006 as of December 31, 2005 will be sufficient to meet our cash requirements for the next twelve months. We have cash commitments over the next year of approximately $1,510,000 to primarily fund our clinical research organization and executive employment contracts. Our most significant expense for the Phase III clinical trials is the C1-INH product that we purchase from Sanquin. However, this does not affect our cash position because Sanquin has granted a continuing loan to us in the amount of the aggregate purchase price of the C1-INH product. The loan will be forgiven if regulatory approval is obtained. If regulatory approval is not received, then the loan is payable on the earlier of January 16, 2014 or the termination of the Sanquin distribution agreement. We expect to increase our expenditures for the Phase III clinical trials over the next twelve months. We also expect that our general, administrative and license acquisition costs will increase for 2006 as we hire additional marketing staff. To date, we have relied solely upon selling equity securities in private placements to generate cash to implement our plan of operations. We will need additional funding to complete the development and commercialization of our product candidates. We cannot be certain that additional funding will be available on acceptable terms, or at all.

Hereditary Angioedema

In January 2004 we entered into a distribution and manufacturing services agreement with Sanquin relating to the treatment of HAE. Sanquin currently manufactures and markets a highly purified preparation of C1-INH in Europe and pursuant to the agreement, Sanquin agreed to provide us with C1-INH for use in our clinical trials and for commercial distribution upon regulatory licensure. Pursuant to the agreement, we have distribution rights in Israel and all countries in North, Central and South America, with the exception of the Dutch Overseas Territories, Argentina and Brazil.

Under the distribution agreement, it is our responsibility to conduct the Phase III clinical trials of C1-INH for the treatment of HAE and to prepare and file all regulatory applications necessary to register the product candidate. Sanquin agreed to provide us with the technical data and support necessary to assist us in preparing and filing all such regulatory applications.

Furthermore, Sanquin agreed to supply C1-INH for our Phase III clinical trials. Upon receipt of FDA approval for our product candidate for the treatment of HAE, upon commercial launch of this product and thereafter during the term of the agreement, Sanquin will supply us with our commercial requirements for C1-INH for the treatment of HAE in each country where we have received regulatory approval. Our purchase of C1-INH from Sanquin is subject to minimum annual purchase requirements upon receipt of FDA approval.

We initiated a Phase III clinical trial of C1-INH for the acute treatment of HAE in March 2005. In November 2005, we initiated a phase III clinical trial for C1-INH for the prophylactic treatment of HAE. In July 2004, we received orphan drug designation from the FDA for C1-INH (human), which, upon product licensure by the FDA, could provide us with a seven-year exclusive right to market our C1-INH product as a treatment for HAE in the United States. In October 2005, we received fast track designation status from the FDA.

Acute Myocardial Infarction

We entered into a separate license agreement with Sanquin on January 27, 2004 relating to the treatment of AMI. Under this agreement, we have an exclusive, worldwide, royalty-bearing license, with the right to sublicense, to the use of C1-INH for the treatment of AMI. In connection with the license agreement, we paid Sanquin certain fees and reimbursed Sanquin for certain expenses. In addition, we have an obligation to pay Sanquin royalties on sales of products incorporating the licensed technology.

This second development program is focused on the use of C1-INH in treating AMI. Current treatments for AMI, both surgical and pharmaceutical, are directed at restoring blood flow to heart tissue or preventing further obstruction. Despite a widespread appreciation for the role of inflammation in AMI in both the scientific and medical communities, no presently available treatments directly target the mechanisms of inflammation. Based on preliminary animal and clinical data, we believe that C1-INH may be useful as a treatment for AMI. We intend to initiate a research program in 2006 for the development of a genetically engineered or recombinant version of C1-INH to be used in the treatment of AMI. In 2007, we may initiate studies for C1-INH in treating AMI, if we obtain additional funding and if we are able to acquire additional C1-INH product from Sanquin. There can be no assurance that we will raise any additional funds or that we will acquire the resources needed to conduct further research and trials for the treatment of AMI.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2005 with the exception of the lease of our office space.

Critical Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in Note B of the notes to our financial statements included in this Form 10-KSB for the fiscal year ended December 31, 2005. The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate, and different assumptions or estimates about the future could materially change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our financial statements.
Research and development costs

We expense all research and development costs as incurred for which there is no alternative future use. Such expenses include licensing fees and costs associated with planning and conducting clinical trials.

Income taxes

We account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires that we recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. We record an estimated valuation allowance on our deferred tax assets if it is not more than likely that these deferred tax assets will be realized.

Equity-based compensation

We account for stock-based compensation to employees in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. Under APB No. 25, generally, no compensation expense is recognized in the financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of our stock is equal to or less than the amount an employee must pay to acquire the stock. We will recognize compensation expense in situations where the terms of an option grant are not fixed or where the fair value of our common stock on the grant date is greater than the amount an employee must pay.

Repricing of Warrants and Options

Following consummation of the merger transactions under the Agreement, our Board of Directors in May 2005 determined that the basis for the exchange of warrants and options to purchase common stock of Old Lev that were outstanding prior to the mergers for warrants and options to purchase our common stock after the mergers should be changed. Though the number of shares issuable upon exercise of these warrants and options was increased, the parties to the mergers did not proportionately reduce the exercise price of these warrants and options to account for the increase in the number of shares outstanding after the mergers. The reduced exercise price of these warrants and options was calculated by multiplying the number of shares issuable upon exercise of these warrants and options prior to the mergers times the relevant exercise price, and then dividing that dollar amount by the new number of shares issuable upon exercise of these warrants and options after the mergers.

Prior to the mergers, warrants to purchase 66,667 and 39,000 shares of common stock were outstanding with exercise prices of $0.10 and $0.85 per share, respectively. After the mergers, pursuant to the exchange ratio in the Agreement, warrants to purchase 190,327 and 111,341 shares of common stock were outstanding with exercise prices of $0.10 and $0.85 per share, respectively. The Board believed this was unfair to the holders of the warrants and made a determination to treat the warrant holders on the same basis as the holders of common stock of Old Lev. Accordingly, in May 2005, the exercise price of outstanding warrants to purchase 190,327 shares was reduced from $0.10 to $0.04 per share, and the exercise price of other outstanding warrants to purchase 111,341 shares was reduced from $0.85 to $0.30 per share. At the date of this repricing, we recognized a charge to operations of approximately $28,000 for the incremental value of these warrants based upon the Black Scholes option pricing model. Prior to the mergers, stock options to purchase 500,000 shares of common stock at an exercise price of $0.85 per share were held by each of Joshua D. Schein, Ph.D., our Chief Executive Officer, and by Judson Cooper, our Chairman. After the mergers, pursuant to the exchange ratio in the Agreement, each person’s options were converted into options to purchase 1,427,450 shares of common stock with an exercise price of $0.85 per share (an aggregate of 2,854,900 shares). In May 2005, in addition to repricing the warrants, the Board further determined, subject to obtaining stockholder approval at our next annual meeting, to reduce the exercise price of these options from $0.85 to $0.30 per share. The Board made the determination to seek stockholder approval because it believed that stockholder approval was necessary to reduce the exercise price of such options under the terms of our 2004 Omnibus Incentive Compensation Plan. In addition, the Board believed that the repricing of these options should be subject to stockholder approval because the reduction in exercise price of the stock options directly benefits our Chief Executive Officer and Chairman. However, it should be noted that our Chief Executive Officer and Chairman are also principal stockholders who voted on this proposal. The stockholders approved this repricing at the annual meeting held on December 12, 2005. Messrs. Schein and Cooper each own options to purchase 1,427,450 shares of common stock at an exercise price of $0.30 per share as opposed to the prior exercise price of $0.85 per share. If they exercise all of these options, Messrs. Schein and Cooper would realize a cash savings of, and the proceeds received by the Company would be reduced by, $785,098 for each of them. A charge of $1,427,450 was recorded to our Consolidated Statement of Operations based upon our stock price when our stockholders approved the repricing at the stockholders’ meeting and subsequent changes to our stock price through December 31, 2005. These charges ceased upon the adoption of SFAS 123R on January 1, 2006.

The fair value of warrants granted to non-employees for financing or services are included in the financial statements and expensed over the life of the services performed, respectively. Warrants issued in connection with services or financings were valued at the grant date using the Black Scholes option pricing model. The amounts recorded for the year ended December 31, 2005 and December 31, 2004 were $10,825 and $2,005,530 respectively.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in our Consolidated Statements of Operations based on their estimated fair values. We adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective application method described in the statement. Under the modified prospective method, we will apply the standard to new awards granted or modified effective January 1, 2006. Also, we will recognize compensation expense for the unvested portion of awards outstanding as of December 31, 2005 over the remaining service periods. At January 1, 2006, we had $259,523 of unearned compensation cost related to unvested stock option awards. This compensation cost will be recognized over the remaining vesting period, which is estimated to be $138,282 during 2006 and $121,241 during 2007. In addition, we will no longer mark to market variable awards. These amounts do not include the impact of any new awards granted after adoption of this accounting statement.

SFAS No. 123(R) also requires the tax benefits in excess of recognized compensation expenses to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may serve to reduce our future cash provided by operating activities and increase future cash provided by financing activities, to the extent of associated tax benefits that may be realized in the future; however, it will not have an impact on the Company’s overall cash flows.

Results of Operations

Year Ended December 31, 2005 as compared to Year Ended December 31, 2004

We had no revenues during the year ended December 31, 2005 because we do not have any commercial biopharmaceutical products.

Research and development expenses for the year ended December 31, 2005 were $2,368,834 as compared to $1,126,933 for the year ended December 31, 2004. The increase of $1,241,901 is primarily due to expenses for our Phase III clinical trials of our lead product candidate, C1-INH for the acute treatment of HAE, which commenced in March 2005. In addition, in November 2005, we initiated a Phase III clinical trial of C1-INH for the prophylactic treatment of HAE. In January 2004, our research and development activities commenced with the signing of a distribution and manufacturing services agreement. Included in research and development expense for the year ended December 31, 2004 was compensation expense of $19,968 that was recorded at fair value and was for a warrant issued to a consultant who assisted us with development programs for the design of our clinical trials.

Merger costs of $283,732 were recorded for the year ended December 31, 2004 in connection with the Public Company Merger.

General and administrative expenses were $4,110,005 for the year ended December 31, 2005 as compared to $3,262,461 for the year ended December 31, 2004. The increase of $847,544 was due to increased salaries and benefits, non-cash compensation charges, professional fees, travel and related costs and additional costs incurred as a result of being a public reporting company. For the year ended December 31, 2005, we recorded non-cash compensation expense of $1,466,094 consisting of (i) $1,427,450 for option repricing for the benefit of our Chairman and our CEO that was approved by our stockholders (see Note I to our Consolidated Financial Statements), (ii) $27,819 for warrant repricing that was approved by the Board of Directors (see Note I to our Consolidated Financial Statements) and (iii) $10,825 for the issuance of warrants to a consultant, the fair value of which was calculated based upon the Black-Scholes option pricing model. For the year ended December 31, 2004, there were non-cash compensation expenses of $2,060,763 consisting of (i) $1,985,562 for the issuance of warrants to two consultants in connection with the development of our strategic business plan, obtaining our license from Sanquin and consulting on our corporate structure and (ii) $75,201 for the incremental increase in value of certain warrants and options based upon a modification in the terms of the agreements resulting from the Public Company Merger. Compensation expense was calculated based upon the Black-Scholes option pricing model.

Interest income for the year ended December 31, 2005 was $181,895 as compared to $50,912 for the year ended December 31, 2004. The increase of $131,983 is attributable to obtaining a higher rate of interest in funds invested although there was less cash to invest during 2005 than in 2004.

Interest expense for the year ended December 31, 2005 was $11,412 and is primarily attributable to the imputed interest related to the loan from Sanquin, our supplier of C1-INH product.

Due to the factors mentioned above, the net loss for the year ended December 31, 2005 was $6,308,356 or $0.08 per common share, basic and diluted, based upon weighted average shares outstanding of 79,624,173 shares as compared to a loss for the year ended December 31, 2004 of $4,622,214 or $0.07 per common share, basic and diluted, based upon weighted average shares outstanding of 62,384,476.

Liquidity and Capital Resources

As of December 31, 2005, we had cash, cash equivalents and investments of $5,970,006 and working capital was $5,295,130. Net operating cash used in operations was $3,866,352 for the year ended December 31, 2005 and was primarily due to our loss of $6,308,353. The operating loss was reduced by non-cash charges of $1,782,171 primarily from option and warrant repricing, compensation to a consultant from issuance of a warrant and purchases of C1-INH product. Pursuant to the Sanquin loan agreement, purchases made during our Phase III clinical trials are added to our loan and we are not required to make any principal payments. The loan will be forgiven when regulatory approval from the FDA is received. If we do not receive regulatory approval, then the loan is repayable on the earlier of January 16, 2014, or the termination of the Agreement. The loan does not bear interest and we compute interest based on the imputed interest method using the effective interest rate method. Cash used in investing activities for the year ended December 31, 2005 was $2,560,636 resulting from the purchase of investments and fixed assets. Cash from financing activities for the year ended December 31, 2005 was $4,365,097 and resulted from the sale of common stock and warrants in a May 2005 private placement.

In the May 2005 private placement we received net proceeds of approximately $4,365,100 from the sale of 100.9 units. Each unit was sold at a price of $50,000 and consisted of 50,000 shares of common stock and a five-year warrant to purchase 25,000 shares of common stock at an exercise price of $1.35 per share. We issued an aggregate of 5,044,774 shares of common stock and warrants to purchase 2,522,387 shares of common stock to investors in this private placement. We paid $454,030 to the placement agent and issued warrants to the placement agent to purchase 681,044 shares of common stock. The placement agent warrants are exercisable at $1.35 per share and expire in May 2010.

In February and March 2004, we received proceeds of $7,968,495 in a private placement, net of issuance costs of $51,465, from the sale of 3,425,879 shares of common stock at $0.26 per share and from the sale of 23,913,848 shares of common stock at $0.30 per share, respectively. In December 2003, we received proceeds in a private placement of $300,000 from the sale of 1,141,960 shares of common stock at $0.27 per share.

Lev has cash commitments over the next year of approximately $1,510,000 primarily to fund our clinical research organization and executives’ employment contracts. To date, we have relied solely upon selling equity securities in private placements to generate cash to implement our plan of operations. We believe that our cash and cash equivalents will be sufficient to meet our cash requirements for the next twelve months.

Contractual Obligations and Commitments

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2005.

		Less than	1-2	3-5	More than
	Total	1 year	years	years	5 years

Office lease	$46,365	$46,365	$0	$0	0
CRO contract	704,779	681,045	23,734	0	0
Executive employment contracts	2,765,145	673,719	1,448,350	643,076	0
Research and development contract	109,000	109,000	0	0	0
Total obligations	$3,625,289	$1,510,129	$1,472,084	$643,076	$0

Our major contractual obligations relate to our office lease, clinical trial costs, research and development, purchase commitments and obligations to pay royalties and compensation under employment contracts. We expect to devote substantial resources to continue our research and development efforts, to expand our product pipeline and to support our product candidates as they move forward in the clinical development process. Our funding requirements will depend on numerous factors, including:

•	the scope and results of our clinical trials;
•	advancement of other product candidates into development;
•	potential acquisition or in-licensing of other product candidates, commercial products or technologies;
•	the timing of, and the costs involved in, obtaining regulatory approvals;
•	the cost of manufacturing activities for product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation; and
•	our ability to establish and maintain additional collaborative arrangements.

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

The duration and cost of clinical trials may vary significantly over the life of a particular project as a result of, among other things, the following factors:

•	the length of time required to recruit qualified patients for clinical trials;
•	the duration of patient dosing and follow-up in light of trial results;
•	the number of clinical sites required for trials; and
•	the number of patients that ultimately participate.

The Sanquin distribution agreement terminates on December 31, 2007, unless extended by us for up to two three-year periods or by mutual agreement of the parties prior to its expiration. Commencing with the receipt of FDA regulatory approval of C1-INH and thereafter, we must purchase from Sanquin a minimum amount of C1-INH valued in Euros equal to approximately $6,900,000 per calendar year. In addition, during our clinical trial period we purchase C1-INH and our commitment is approximately $3,600,000. Such amount is added to our loan agreement with Sanquin and will be forgiven if regulatory approval is received. If regulatory approval is not received, then the loan is due on the earlier of January 16, 2014 or the termination of the distribution agreement.

In connection with the license agreement with Sanquin for the treatment of AMI we are required to create a comprehensive research plan for the commercial exploitation of the licensed technology. We continue to work with Sanquin on the design of the research plan. We agreed to commit a minimum of $125,000 per annum during the first three years following the execution of the license agreement toward research on the licensed technology conducted by Sanquin and by other parties. To date, we have funded approximately $141,000 to third parties engaged in this research. We also have an obligation to pay Sanquin royalties on sales of products incorporating the technology.

On September 20, 2004, we entered into a services agreement with Compleware Corporation, a CRO, in connection with the management and implementation of our Phase III clinical trial of C1-INH for the treatment of HAE. On March 1, 2005, we terminated the agreement. In 2005, we paid Compleware $100,000. On March 2, 2005, we entered into a new CRO services agreement with INC Research which governs INC Research's provision of services in connection with the support of clinical investigation, management and/or research of our Phase III clinical trial. It is estimated that we will pay INC Research approximately $700,000 for its services in 2006 and 2007.

ITEM 7. FINANCIAL STATEMENTS

The full text of our audited consolidated financial statements for the year ended December 31, 2005 and for the period July 21, 2003 (inception) to December 31, 2005 begins on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no significant change in our internal controls over financial reporting that could significantly affect internal controls subsequent to September 30, 2005.

ITEM 8B. OTHER INFORMATION

None.

PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, significant employees and directors as of March 17, 2006 are:

Name	Age	Position
Joshua D. Schein, Ph.D.	45	Chief Executive Officer and Director
Judson Cooper	47	Chairman of the Board, Executive Vice President and Secretary
Douglas J. Beck	45	Chief Financial Officer
Jason Bablak	39	Vice President, Regulatory Affairs
Scott Eagle	46	Director
Eric I. Richman	45	Director
Thomas Lanier	46	Director

Joshua D. Schein, Ph.D. has been our Chief Executive Officer and a Director since December 29, 2004 and Chief Executive Officer and a Director of Lev Development Corp., or LDC, since the commencement of LDC's operations in July 2003. Dr. Schein is also a founder of SIGA Technologies, Inc., a publicly traded biotechnology company, and served as its Chief Executive Officer from August 1998 to April 2001. Dr. Schein also served as SIGA's acting Chief Executive Officer from April 1998 to August 1998, as Secretary and a Director from December 1995 to April 2001, and as Chief Financial Officer from December 1995 until April 1998. Dr. Schein is also a founder of DepoMed, Inc., a publicly traded drug delivery company, and served as a director of the company from December 1995 to June 1998. From January 1996 to August 1998, Dr. Schein was an executive officer and a director of Virologix Corporation, a private biotechnology company that he co-founded and which was subsequently acquired by Access Pharmaceuticals, a publicly traded biotechnology company. From June 1996 to September 1998, Dr. Schein was an executive officer and a director of Callisto Pharmaceuticals, Inc., a publicly traded biotechnology company that he co-founded. Dr. Schein is also a founder of Hemoxymed, Inc., a publicly traded biotechnology company. Since 1997, Dr. Schein has been a principal of Prism Ventures LLC, a privately held limited liability company focused on the biotechnology industry. From 1994 to 1995, Dr. Schein served as a Vice President of Investment Banking at Josephthal, Lyon and Ross, Incorporated, an investment banking firm. Dr. Schein received a Ph.D. in neuroscience from the Albert Einstein College of Medicine, an MBA from the Columbia Graduate School of Business, and a B.A. in biochemistry from Brandeis University.

Judson Cooper has been our Chairman of the Board, Executive Vice President and Secretary since December 29, 2004 and Chairman of LDC since the commencement of operations of LDC in July 2003 and Executive Vice President since November 1, 2004. Mr. Cooper is also a founder of SIGA Technologies, Inc., a publicly traded biotechnology company, and served as its Chairman from August 1998 to April 2001. Mr. Cooper also served as SIGA's acting Chairman from April 1998 to August 1998, as a Director from December 1995 to April 2001, as Executive Vice President from November 1996 to April 2001, and as its founding President from December 1995 to November 1996. Mr. Cooper is also a founder of DepoMed, Inc., a publicly traded drug delivery company and served as a director of the company from December 1995 to June 1998. From January 1996 to August 1998, Mr. Cooper was an executive officer and a director of Virologix Corporation, a private biotechnology company that he co-founded and which was subsequently acquired by Access Pharmaceuticals, a publicly traded biotechnology company. From June 1996 to September 1998, Mr. Cooper was an executive officer and a director of Callisto Pharmaceuticals, Inc., a publicly traded biotechnology company that he co-founded. Mr. Cooper is also a founder of Hemoxymed, Inc., a publicly traded biotechnology company. Since 1997, Mr. Cooper has been a principal of Prism Ventures LLC, a privately held limited liability company focused on the biotechnology industry. Mr. Cooper is a graduate of the Kellogg School of Management.

Douglas J. Beck is a CPA and has been our Chief Financial Officer since May 23, 2005. He was our controller since February 21, 2005. From September 2004 to October 2004, Mr. Beck served as a consultant to Pfizer, Inc. From December 2002 to September 2004, Mr. Beck served in various capacities with Diversified Security Solutions, Inc., from Director of Finance to Chief Financial Officer. From November 2000 to December 2002, Mr. Beck was a financial consultant to various companies. From March 2000 to October 2000, Mr. Beck served as Director of Financial Reporting for Urbanfetch.com, Inc. and from December 1998 to March 2000, Mr. Beck was an audit manager with Andersen LLP. Mr. Beck holds a B.S. from the Fairleigh Dickinson University. He serves on the Chief Financial Officers and SEC Practice Committee for the New York Society for Certified Public Accountants.

Jason Bablak has served as our Vice President, Regulatory Affairs since January 2004. From 2000 to 2003, Mr. Bablak served as Vice President, Public Policy and Legal Affairs for the Immune Deficiency Foundation (“IDF”), a national healthcare and patient advocacy organization, and as Vice-President and General Counsel of Primaryimmune Services Inc., a wholly-owned subsidiary of IDF which was created to manage clinical trials. From 1997 to 2000, Mr. Bablak served as Director, Regulatory Affairs for the Plasma Protein Therapeutics Association, an international pharmaceutical trade association representing plasma derivative manufacturers, and from 1995 to 1997 Mr. Bablak served as Regulatory Counsel for the Voluntary Protection Programs Participants’ Association. From 1993 to 1995, Mr. Bablak was a contract attorney for Popham, Haik, Schnobrich & Kaufman. Mr. Bablak received his B.S. degree in biology and environmental science from Allegheny College and his J.D. degree from the University of Pittsburgh School of Law.

Scott Eagle has served as a Director of our company since December 29, 2004. Since November 1998, Mr. Eagle has been at Claria Corporation, a leading behavioral online marketing firm where he currently is Executive Vice President and CMO. Prior to joining Claria, Mr. Eagle was the Vice President of marketing at Concentric Network Corporation from 1996 to 1998. Before Concentric, from 1993 to 1996, Mr. Eagle served as Vice President of Marketing at MFS Communications where he launched regional marketing campaigns for the start-up MFS Intelenet subsidiary. Mr. Eagle began his career at Procter & Gamble in marketing and new product development for consumer packaged goods, managing brands such as Formula 44 and Chloraseptic. Mr. Eagle holds a B.S. from the University of Pennsylvania, Wharton School.

Eric I. Richman has served as a Director of our company since December 29, 2004. Since October 2003, Mr. Richman has been Vice President, Business Development and Strategic Planning at PharmAthene, Inc., a private biotechnology company. From 2000 to 2003, he was Vice President, Corporate Development at MaxCyte, Inc., a private biotechnology company. Mr. Richman was part of the founding team at MedImmune, Inc., a publicly-traded biotechnology company, holding various administrative, financial, strategic planning, marketing and international positions between 1988 and 2000, including Director, International Commercialization with MedImmune, Inc. (1998-2000), and Senior Director of Transplantation Products (1993-1998). He was a key member on the launch teams for MedImmune's biotechnology products, both domestically and internationally. Mr. Richman received a B.S. degree in Biomedical Science in 1984 from the Sophie Davis School of Biomedical Education (CUNY Medical School) and a Masters of Business Administration from the American Graduate School of International Management in 1987.

Thomas Lanier has served as a Director of our company since December 29, 2004. Since 1996, Mr. Lanier has served as an International Advisor for the U.S. Department of the Treasury; during this time he co-wrote the U.S. Treasury's guide to external debt issuance for emerging market borrowers. Mr. Lanier also served as Financial Attache in the Office of International Affairs, U.S. Treasury, Moscow, from 2003 to 2005. From 1988 until 1996, Mr. Lanier worked for Chemical Bank as a U.S. Government Bond Trader (1988-1993), Emerging Markets Salesperson (1993-1994) and Emerging Markets Debt Trader (1994-1996). In 1981, Mr. Lanier graduated from the United States Military Academy at West Point with a Bachelor of Science Degree. Prior to leaving the Army in 1986, he also graduated from the U.S. Army Airborne School and the U.S. Army Flight School and was responsible for planning, organizing and controlling logistical operations on an international project for the Army Chief of Staff. In 1988, Mr. Lanier received a Masters of Business Administration with an emphasis in finance and marketing from the Fuqua School of Business, Duke University.

Compensation of Directors

Upon their appointment to the Board of Directors, each of our three independent directors received a grant of options to purchase 225,000 shares of common stock at an exercise price of $0.80 per share which vest over a period of three years from the date of grant.

Committees of the Board of Directors

Audit Committee

The Audit Committee currently consists of Mr. Thomas Lanier. Our Board of Directors has determined that Mr. Lanier is “independent” as that term is defined under applicable SEC rules. We currently do not have an audit committee financial expert serving on our Audit Committee because we have not been able to identify a suitable candidate. However, we are interviewing candidates and expect to shortly appoint a director who qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B promulgated by the SEC. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. A copy of this charter is available on our web site www.levpharma.com.

The Audit Committee's responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditors, (iii) pre-approving the professional services provided by the independent auditors, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditors, (v) reviewing the financial statements contained in the annual report and quarterly reports and (vi) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditors. The Audit Committee also prepares the Audit Committee report that is required pursuant to the rules of the SEC.

Compensation Committee

We have a Compensation Committee currently consisting of Mr. Eric Richman and Mr. Scott Eagle. The Board of Directors has determined both of the members of the Compensation Committee are “independent.” The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee. A copy of this charter is available on our web site at www.levpharma.com.

The Compensation Committee has responsibility for assisting the Board of Directors in, among other things, evaluating and making recommendations regarding the compensation of the executive officers and directors of our Company; assuring that the executive officers are compensated effectively in a manner consistent with the stated compensation strategy of our Company; producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC; and periodically evaluating the terms and administration of our incentive plans and benefit programs.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics for Officers, Directors and Employees that applies to all of our officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at www.levpharma.com.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of our common stock to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, none of our directors, executive officers or persons who beneficially own ten percent or more of our common stock have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers (the “Named Executive Officers”) with annual compensation exceeding $100,000 during the fiscal year ended December 31, 2005.

	Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)		Securities Underlying Options (#)
Joshua D. Schein, Ph.D.	2005	$335,897	(1)	1,427,450
Chief Executive Officer	2004	$258,080	(2)	--

Judson Cooper	2005	$323,544	(1)	1,427,450
Chairman, Executive Vice President and Secretary	2004	$270,433	(2)	--

Douglas J. Beck	2005	$110,197		100,000
Chief Financial Officer (3)	2004	$0

Yanina T. Wachtfogel	2005	$312,500		--
Former Chief Scientific Officer (4)	2004	$318,510		--

(1) Includes auto allowance of $ 6,000
(2) Includes auto allowance of $ 1,200
(3) Includes compensation as our Controller since February 21, 2005
(4) Terminated on February 15, 2006

Option Grants in Year Ended 2005

The following table sets forth certain information concerning grants of options to purchase common stock made to the Named Executive Officers during the year ended December 31, 2004 that were repriced during the year ended December 31, 2005.
	Number of	Percent of Total
	Shares Underlying	Options Granted to Employees	Exercise Price	Expiration
Name	Options Granted	in 2004	Per Share (1)	Date
Joshua D. Schein, Ph.D.	1,427,450	48.3%	$0.30	11/1/2014
Chief Executive Officer

Judson Cooper	1,427,450	48.3%	$0.30	11/1/2014
Chairman, Executive Vice President and Secretary

Douglas J. Beck
Chief Financial Officer	100,000	3.4%	$1.20	3/11/2015

(1) In May 2005, the Board of Directors determined to reduce the option exercise price from $0.85 to $0.30 per share. On December 12, 2005, the stockholders approved the repricing at the annual stockholder meeting. The Company recorded a compensation charge of $1,427,450. See (i) Management’s Discussion and Analysis and Plan of Operation - Equity and (ii) Note I to our Consolidated Financial Statements in this Form 10-KSB. No other options were granted during the fiscal year ended December 31, 2005.

Aggregated Option Exercises in 2005 and Year End Option Values

The following table provides certain information with respect to the Named Executive Officers concerning the exercise of stock options during the fiscal year ended December 31, 2005 and the value of unexercised stock options held as of such date.

	Number of Shares Underlying		Value of Unexercised In the Money
	Options at December 31, 2005		Options at December 31, 2005 (1)
Name and Position	Exercisable	Unexercisable	Exercisable		Unexercisable

Joshua D. Schein, Ph.D.	1,427,450	0		$$713,725	$0
Chief Executive Officer

Judson Cooper	1,427,450	0		$$713,725	$0
Chairman, Executive Vice President and Secretary

Douglas J. Beck	0	100,000	0	$0	$0
Chief Financial Officer

(1)
Amounts calculated by subtracting the exercise price of the options from the market value of the underlying common stock using the closing sale price on the OTC Bulletin Board of $0.80 per share on December 30, 2005 (the last trading day of the year).

During the fiscal year ended December 31, 2005 no options were exercised.

Employment Agreements

We entered into four year employment agreements with each of Joshua D. Schein and Judson Cooper, effective as of November 1, 2004. Pursuant to the respective employment agreements, each of Mr. Schein and Mr. Cooper receives a base salary of $312,500 with an annual 5% increase each November ($328,125 effective November 1, 2005 to October 31, 2006), options to purchase up to 1,427,450 shares of our common stock with an exercise price of $0.85 per share and customary benefits and reimbursements. In the event Messrs. Schein or Cooper are terminated in connection with a change in control of our Company, each will receive his salary for the remainder of the term of the employment agreement and all other amounts due pursuant to the employment agreement plus a tax gross-up payment. The exercise price of the options was reduced to $0.30 by the Board of Directors in May 2005, and was approved by the stockholders at the annual stockholder meeting on December 12, 2005.

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

Share Reserve. A total of 10,000,000 shares of our common stock have been reserved for issuance under the 2004 Omnibus Incentive Compensation Plan (the “2004 Plan”). As of December 31, 2005, options for 3,629,900 shares were outstanding under the 2004 Plan.

Eligibility and Terms of Awards. The 2004 Plan permits the grant of cash-based awards, options, stock appreciation rights, restricted stock units, performance shares, performance units, covered employee annual incentive awards, restricted stock awards and other stock-based awards to our employees and directors. Options will be either incentive stock options, or ISOs, as defined under the Internal Revenue Code of 1986, as amended, or the Code, which may be granted solely to employees (including officers); or nonstatutory stock options, or NSOs, that do not qualify as incentive stock options within the meaning of Section 422 of the Code and which may be granted to employees (including officers), directors and consultants.

Administration. Our Board of Directors administers the 2004 Plan unless it delegates administration of the plan to a committee. In either case, the plan administrator determines the recipients and terms and conditions applicable to each award made under the 2004 Plan, including the exercise or purchase price, the vesting schedule and the ability to exercise an award prior to vesting and the provisions related to the impact of a termination of employment or service on outstanding awards. The plan administrator may also amend the terms of the 2004 Plan and outstanding equity awards, except that no amendment may adversely affect an award without the recipient's written consent. Subject to certain exceptions, the plan administrator may not amend an option to lower its exercise price or exchange an option for an option with a lower exercise price, another equity award, cash, or any other consideration or take any other action that is treated as a repricing under United States generally accepted accounting principles without the prior approval of our stockholders. Amendments to the 2004 Plan are subject to stockholder approval to the extent required by law, rule or regulation.

Stock Options. Stock options are granted pursuant to stock option agreements. The plan administrator determines the exercise price for a stock option subject, in the case of ISOs, to the requirements of Section 422 of the Code. Options granted under the 2004 Plan vest at the rate specified in the option agreement.

The plan administrator determines the term of stock options granted under the 2004 Plan. Generally, the term of these stock options may not exceed ten years. The plan administrator determines the extent to which the optionee shall have the right to exercise the stock option following termination of the optionee's employment or provision of services to our Company. In no event may an option be exercised after the maximum term provided for in the stock option agreement.

Acceptable consideration for the purchase of common stock issued under the 2004 Plan will be determined by the plan administrator and may include cash, common stock previously owned by the optionee, consideration received in a “cashless” exercise program implemented by us and other legal consideration approved by the plan administrator.

Generally, an optionee may not transfer a stock option other than by will or the laws of descent and distribution unless the stock option agreement provides otherwise. However, an optionee may designate a beneficiary who may exercise the option following the optionee's death.

Restricted Stock Awards. Restricted stock awards may be purchased through a restricted stock purchase agreement. The purchase price for restricted stock awards must be at least the par value of the stock. The purchase price for a restricted stock award may be payable in cash, the recipient's past services performed for our Company, or any other form of legal consideration acceptable to the plan administrator.

Stock Appreciation Rights. A stock appreciation right may be granted pursuant to a stock appreciation right agreement. The plan administrator determines the strike price and term for a stock appreciation right granted under the 2004 Plan. A stock appreciation right granted under the 2004 Plan vests at the rate specified in the stock appreciation right agreement. If an awardee's service relationship with us, or any of our affiliates, ceases, then the awardee, or his or her beneficiary, may exercise any vested stock appreciation right after the date such service relationship ends for the period of time provided in the stock appreciation right agreement. Different post-termination exercise periods may be provided in the stock appreciation right agreement for specific types of terminations such as death, disability or retirement. Our payment to a participant in settlement of a stock appreciation right may be made by the delivery of shares of our common stock, cash, or any combination of the two.

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

Report on Repricing of Options

Following consummation of the Public Company Merger and the Recapitalization Merger, our Board of Directors in May 2005 determined that the basis for the exchange of warrants and options to purchase common stock of Old Lev that were outstanding prior to the mergers for warrants and options to purchase our common stock after the mergers should be changed. Though the number of shares issuable upon exercise of these warrants and options was increased, the parties to the mergers did not proportionately reduce the exercise price of these warrants and options to account for the increase in the number of shares outstanding after the mergers. The reduced exercise price of these warrants and options was calculated by multiplying the number of shares issuable upon exercise of these warrants and options prior to the mergers times the relevant exercise price, and then dividing that dollar amount by the new number of shares issuable upon exercise of these warrants and options after the mergers.

Prior to the mergers, stock options to purchase 500,000 shares of common stock at an exercise price of $0.85 per share were held by each of Joshua D. Schein, Ph.D., our Chief Executive Officer, and by Judson Cooper, our Chairman. After the mergers, pursuant to the exchange ratio in the Agreement, each person’s options were converted into options to purchase 1,427,450 shares of common stock with an exercise price of $0.85 per share (an aggregate of 2,854,900 shares). In May 2005, in addition to repricing certain warrants, the Board further determined, subject to obtaining stockholder approval at our next annual meeting, to reduce the exercise price of these options from $0.85 to $0.30 per share. The Board made the determination to seek stockholder approval because it believed that stockholder approval was necessary to reduce the exercise price of such options under the terms of our 2004 Omnibus Incentive Compensation Plan. In addition, the Board believed that the repricing of these options should be subject to stockholder approval because the reduction in exercise price of the stock options directly benefits our Chief Executive Officer and Chairman. However, it should be noted that our Chief Executive Officer and Chairman are also principal stockholders who voted on this proposal. The stockholders approved this repricing at the annual meeting held on December 12, 2005.

As a result of the option repricing, Messrs. Schein and Cooper each own options to purchase 1,427,450 shares of common stock at an exercise price of $0.30 per share as opposed to the prior exercise price of $0.85 per share. If they exercise all of these options, Messrs. Schein and Cooper would realize a cash savings of, and the proceeds received by the Company would be reduced by, $785,098 for each of them. A charge of $1,427,450 was recorded to our Consolidated Statement of Operations based upon our stock price when our stockholders approved the repricing at the stockholders’ meeting and subsequent changes to our stock price through December 31, 2005. These charges ceased upon the adoption of SFAS 123R on January 1, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates beneficial ownership of our common stock as of March 17, 2006:

• By each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock;
• By each of our executive officers and directors; and
• By all of our executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o Lev Pharmaceuticals, Inc., 122 East 42nd Street, Suite 2606, New York, NY 10168.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Percentage of beneficial ownership is based on 81,527,544 shares of our common stock issued and outstanding as of March 17, 2006.

Name of Beneficial Owner	Number of Shares	Percentage of Shares Beneficially Owned

Judson Cooper (1)	29,329,102	36.0%

Joshua D. Schein, Ph.D. (2)	29,894,372	36.7%

Douglas J. Beck (3)	50,000	--

Scott Eagle (4)	75,000	--

Eric I. Richman (4)	75,000	--

Thomas Lanier (4)	146,372	*

All Directors and Executive Officers as a Group (6 persons)	32,096,429	39.4%

Prism Ventures, LLC (5)	27,473,417	33.7%

Emigrant Capital Corp. (6)	10,076,116	12.4%

Richard Stone	6,147,571	7.5%

Newton Partners LLC (7)	5,293,763	6.5%

Windsor Ventures LLC (7)	5,017,066	6.2%

* less than 1%

(1) Consists of (i) 1,427,450 shares of common stock issuable upon exercise of stock options, (ii) 27,473,417 shares of common stock owned by Prism Ventures, LLC and the limited liability companies referred to in Note 5 below, each of which is owned by Prism Ventures, LLC, a limited liability company in which Mr. Cooper owns a 50% interest, and (iii) 428,235 shares of common stock owned by certain family members of Mr. Cooper.

(2) Includes (i) 1,427,450 shares of common stock issuable upon exercise of stock options and (ii) 27,473,417 shares of common stock owned by Prism Ventures, LLC and the limited liability companies referred to in Note 5 below, each of which is owned by Prism Ventures, LLC, a limited liability company in which Mr. Schein owns a 50% interest.

(3) Includes 50,000 options that vested under the 2004 Stock Option Plan.

(4) Includes 75,000 options that vested under the 2004 Stock Option Plan.

(5) Includes an aggregate of 20,621,658 shares of common stock owned by Newton Partners LLC, Windsor Ventures LLC, Sapphire Ventures LLC, Tudor Technology Ventures LLC and Entry Point Capital LLC, each of which is owned by Prism Ventures, LLC. Each of Judson Cooper and Joshua D. Schein own a 50% interest in Prism Ventures, LLC. The address of Prism Ventures, LLC is 524 Clubhouse Road, Woodmere, New York 11598.

(6) The address of Emigrant Capital Corp. is 6 East 43rd Street, New York, New York 10017.

(7) Prism Ventures, LLC owns a 100% limited liability company interest in such company. The address of Newton Partners LLC and Windsor Ventures LLC is 524 Clubhouse Road, Woodmere, New York 11598.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 6, 2004, Timothy E. Evon, Thomas T. Evon and William H. Hamen (“Sellers”) sold an aggregate of 1,441,027 shares of FCP common stock to Earnest Mathis, Gary McAdam and Gary A. Agron, each former principal stockholders of our company (“Purchasers”). Messrs. Mathis, McAdam and Agron acquired 480,342 shares, 480,342 shares and 480,343 shares, respectively. The purchase price for the shares was $300,000 plus the assumption by the Purchasers of approximately $66,800 of our liabilities. The Purchasers also agreed to pay the Sellers a portion of any profits earned by the Purchasers upon any resale of the shares. The purchase price was satisfied by the delivery to Sellers from Purchasers of a non-interest bearing $300,000 promissory note due no later than February 6, 2006 and the assumption by the Purchasers of the aforesaid liabilities of our company in the approximate amount of $66,800. On October 2, 2004, Gary J. McAdam, Gary A. Agron and Mathis Family Partners, Ltd., each a former principal stockholder, agreed to provide FCP a line of credit up to an aggregate of $100,000. Any borrowings were to bear interest at 6% per annum, any outstanding amounts were due on demand and the obligation of the lenders to loan any funds terminated upon the Public Company Merger. There were no borrowings under the line of credit. In consideration for the line of credit, FCP issued to each of Gary J. McAdam, Gary A. Agron and Mathis Family Partners, Ltd. 871,317 shares of FCP's common stock or an aggregate of 2,613,951 shares.

In March 2004, we entered into a consulting agreement with Richard Stone and granted to Mr. Stone a fully vested warrant in consideration for assisting us in developing our strategic business plan, obtaining the Sanquin license and consulting on our corporate structure. The warrant was for the purchase of 7,327,576 shares of common stock at an exercise price of $0.10 per share, expiring in March 2014. On April 1, 2005, we entered into a one year consulting agreement commencing April 1, 2005 with Richard Stone. Mr. Stone is paid $120,000 per year for his services, with payments made quarterly. Mr. Stone beneficially owns 7.5% of our outstanding common stock.

ITEM 13. EXHIBITS

Exhibit Number	Description

2.1
Agreement and Plan of Merger by and among Fun City Popcorn, Inc., Lev Acquisition Corp. and Lev Pharmaceuticals, Inc., dated November 5, 2004 (incorporated by reference herein to Exhibit 2.1 to Form 8-K filed November 10, 2004).

2.2
Amendment No. 1 to Agreement and Plan of Merger by and among Fun City Popcorn, Inc., Lev Acquisition Corp. and Lev Pharmaceuticals, Inc., dated as of December 8, 2004 (incorporated by reference herein to Exhibit 2.2 to the Form 10-K/SB filed December 29, 2004).

3.1	Certificate of Incorporation (incorporated by reference herein to Exhibit A to the Information Statement on Schedule 14C filed January 26, 2005).
3.2	Bylaws (incorporated by reference herein to Exhibit B to the Information Statement on Schedule 14C filed January 26, 2005).
4.1	2004 Omnibus Incentive Compensation Plan (incorporated by reference herein to Exhibit 4.1 to Form 8-K filed January 4, 2005).
4.2	Form of Investor Warrant issued in connection with May 2005 Private Placement (incorporated by reference herein to Exhibit 4.1 to Form 8-K filed May 9, 2005)
4.3	Form of Agent Warrant issued in connection with May 2005 Private Placement (incorporated by reference herein to Exhibit 4.2 to Form 8-K filed May 9, 2005).
4.4	Warrant issued to Ashton Partners dated March 17, 2004 (incorporated by reference herein to Exhibit 4.4 to Amendment No. 1 to Registration Statement on Form SB-2 filed October 24, 2005).
4.5	Warrant issued to Lawler Scientific, LLC dated August 9, 2004 (incorporated by reference herein to Exhibit 4.5 to Amendment No. 1 to Registration Statement on Form SB-2 filed October 24, 2005).
10.1	Employment Agreement dated as of November 1, 2004 between Lev Pharmaceuticals, Inc. and Judson Cooper (incorporated by reference herein to Exhibit 10.1 to Form 8-K filed January 4, 2005).*
10.2	Employment Agreement dated as of November 1, 2004 between Lev Pharmaceuticals, Inc. and Joshua D. Schein (incorporated by reference herein to Exhibit 10.2 to Form 8-K filed January 4, 2005).*

10.3
Distribution and Manufacturing Services Agreement between Lev Pharmaceuticals, Inc. and Sanquin Blood Supply Foundation dated as of January 16, 2004 (incorporated by reference herein to Exhibit 10.3 to Form 10-KSB filed March 31, 2005).+

10.3.1	First Amendment to the Distribution and Manufacturing Services Agreement between Lev Development Corp. and Sanquin Blood Supply Foundation dated as of January 30, 2006.
10.3.2	Amendment No. 2 to Distribution and Manufacturing Services Agreement between Lev Development Corp. and Sanquin Blood Supply Foundation dated as of January 31, 2006. ++
10.4
Exclusive License Agreement between Lev Pharmaceuticals, Inc. and Sanquin Blood Supply Foundation dated as of January 27, 2004 (incorporated by reference herein to Exhibit 10.4 to Form 10-KSB filed March 31, 2005).+

10.5	Registration Rights Agreement dated as of March 19, 2004 (incorporated by reference herein to Exhibit 10.5 to Amendment No. 1 to Registration Statement on Form SB-2 filed October 24, 2005).
10.5.1
Form of Amendment No. 1 to 2004 Registration Rights Agreement dated as of July 21, 2005 (incorporated by reference herein to Exhibit 10.5.1 to Amendment No. 1 to Registration Statement on Form SB-2 filed October 24, 2005).

10.6	Form of Investor Registration Rights Agreement dated as of May 3, 2005 (incorporated by reference herein to Exhibit 10.1 to Form 8-K filed May 9, 2005).
10.6.1
Form of Amendment No. 1 to Registration Rights Agreement dated as of July 18, 2005 (incorporated by reference herein to Exhibit 10.6.1 to Amendment No. 1 to Registration Statement on Form SB-2 filed October 24, 2005).

10.7	Form of Placement Agent Registration Rights Agreement dated as of May 3, 2005 (incorporated by reference herein to Exhibit 10.2 to Form 8-K filed May 9, 2005).
10.8	Investor Rights Agreement dated as of March 19, 2004 (incorporated by reference herein to Exhibit 10.8 to Amendment No. 1 to Registration Statement on Form SB-2 filed October 24, 2005).
14.1	Code of Ethics (incorporated by reference herein to Exhibit 14.1 to Form 10-KSB filed March 31, 2005).
21.1	Subsidiary of the Registrant (incorporated by reference herein to Exhibit 21.1 to Form 10-KSB filed March 31, 2005).
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350.

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this form pursuant to Item 601 of Regulation S-K.

+  Confidential treatment has been granted with respect to portions of this document pursuant to Rule 24b-2 of the Securities Exchange Act. The redacted portions of this document were filed separately with the Securities and Exchange Commission.

++  Confidential treatment has been requested with respect to portions of this document pursuant to Rule 24b-2 of the Securities Exchange Act. The redacted portions of this document were filed separately with the Securities and Exchange Commission.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed and unbilled for professional services rendered by the Company’s principal accountants for the audits and reviews of the Company’s financial statements including the financial statements contained in this Form 10-KSB were approximately $70,000 for the year ended December 31, 2005, which includes reviews of the Form 10-QSB and $90,000 for the year ended December 31, 2004 which includes an audit for the nine month period ended September 30, 2004. The aggregate fees billed by the Company’s principal accountants, for professional services rendered for the audit of FCP’s annual financial statement for the year ended September 30, 2004 was $19,500.

Audit-Related Fees.

For the year ended December 31, 2005, we were billed $38,572 for non-audit fees related to the Company’s registration statement. For the year ended December 31, 2004 there were no audit-related fees billed by the Company’s principal accountants. The aggregate fees billed by the Company’s principal accountants for FCP audit related matters were $5,046 for the fiscal year ended September 31, 2004.

Tax and Other Fees.

The Company was not billed by its principal accountant for tax compliance matters or other services for the year ended December 31, 2005. For the year ended December 31, 2004, the Company was billed $18,091 for tax services and other fees.

Policy on Audit Committee Pre-Approval of Audit, Audit-Related and Permissible Non-Audit Services of the Independent Registered Public Accountants

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEV PHARMACEUTICALS, INC.

March 31, 2006	By:	/s/ Joshua D. Schein
Joshua D. Schein
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joshua D. Schein, Chief Executive Officer, and Judson Cooper, Chairman of the Board, Executive Vice President and Secretary, and each of them, his true and lawful attorney-in-fact and agent, with the full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities therewith, to sign any and all amendments to this report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that each said attorney-in-fact and agent, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Joshua D. Schein	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2006
Joshua D. Schein

/s/ Judson Cooper	Chairman of the Board, Executive Vice President and Secretary	March 31, 2006
Judson Cooper

/s/ Douglas J. Beck	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006
Douglas J. Beck

/s/ Scott Eagle	Director	March 31, 2006
Scott Eagle

/s/ Eric I. Richman	Director	March 31, 2006
Eric I. Richman

/s/ Thomas Lanier	Director	March 31, 2006
Thomas Lanier

CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page

Report of independent registered public accounting firm	F-2
Consolidated Balance sheet as of December 31, 2005	F-3
Consolidated Statements of operations for the period from July 21, 2003 (inception) to
December 31, 2005 and for the years ended December 31, 2005 and 2004	F-4
Consolidated Statements of changes in stockholders' equity for the year ended December 31, 2005
and the period from July 21, 2003 (inception) to December 31, 2005	F-5
Consolidated Statements of cash flows for the period from July 21, 2003 (inception) to
December 31, 2005 and for the years ended December 31, 2005 and 2004	F-6
Notes to financial statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Lev Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Lev Pharmaceuticals, Inc. and subsidiary (the “Company”) (a development stage enterprise) as of December 31, 2005, the related consolidated statements of operations and cash flows for the periods from July 21, 2003 (inception) to December 31, 2005 and for each of the years ended December 31, 2005 and December 31, 2004 and the consolidated statements of changes in stockholders’ equity for each of the years ended December 31, 2005 and 2004 and for the period from July 21, 2003 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Lev Pharmaceuticals, Inc. and subsidiary as of December 31, 2005, and the consolidated results of their operations and their consolidated cash flows for the periods from July 21, 2003 (inception) to December 31, 2005 and for each of the years ended December 31, 2005 and December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Eisner LLP

New York, New York
March 10, 2006

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Balance Sheet
December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$3,482,616
Investments - held to maturity	2,487,390
Prepaid expenses	276,829
Other assets	60,081

Total current assets	6,306,916

Fixed assets, net of accumulated depreciation	69,922
Other	16,817

$6,393,655

LIABILITIES
Current liabilities:
Accounts payable	$657,230
Accrued expenses	352,036
Deferred rent	2,519

Total current liabilities	1,011,785

Loan payable net of discount	316,077
Total liabilities	1,327,862

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 20,000,000 authorized,
no shares issued and outstanding
Common stock - $0.01 par value, 200,000,000 shares authorized,
81,527,544 shares issued and outstanding at December 31, 2005	815,275
Additional paid-in capital	15,671,368
Deficit accumulated during the development stage	(11,420,850)

Total stockholders' equity	5,065,793

$6,393,655

See notes to consolidated financial statements

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Operations

	Period From
	July 21, 2003	Year
	(Inception) to	Ended
	December 31,	December 31,
	2005	2005	2004

Costs and expenses:
Research and development	$3,502,767	$2,368,834	$1,126,933
Merger cost payments to certain Fun City Popcorn, Inc. shareholders	283,732	-	283,732
General and administrative
	7,485,637	4,110,005	3,262,461

Loss before other income (expense)	(11,272,136)	(6,478,839)	(4,673,126)

Other income (expense):
Interest income	232,807	181,895	50,912
Interest expense	(11,466)	(11,412)

Net loss	$($11,050,795)	$($6,308,356)	$($4,622,214)

Net loss per share - basic and diluted		($0.08)	($0.07)

Weighted average shares - basic and diluted		79,624,173	62,384,476

See notes to consolidated financial statements

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Changes in Stockholders' Equity (Notes A, G and I)
Year Ended December 31, 2005 and 2004 and the Period From July 21, 2003 (Inception) to December 31, 2003

							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-in	Subscription	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

Issuance of founders’ shares ($0.01 per share) issued July 22, 2003			37,018,531	$370,185		$(130)	$(370,055)	$0
Sale of shares in December 2003 at $0.26 per share			1,141,960	11,420	$288,580			300,000
Proceeds from subscription receivable in December 2003						130		130
Net loss for the period from July 21, 2003 (inception) to December 31, 2003							(120,225)	(120,225)
Balance - December 31, 2003			38,160,491	381,605	288,580	0	(490,280)	179,905

Sale of common stock in February 2004 at $0.26 per share			3,425,879	34,259	865,741			900,000
Sale of common stock in February and March 2004 at $0.30 per share, net of issuance costs of $51,465			23,913,848	239,138	6,829,357			7,068,495
Issuance of warrants to purchase 7,327,576 shares of common stock to consultants at fair value, in March 2004					1,985,562			1,985,562
Issuance of warrants to purchase 111,341 shares of common stock to consultant at fair value, in August 2004					19,968			19,968
Cashless exercise of warrants in August 2004			6,297,571	62,976	(62,976)			0
Shares deemed issued in connection with Fun City Popcorn, Inc. merger on December 29, 2004			4,505,530	45,055	(109,518)			(64,463)
Issuance of Series A preferred stock and automatic conversion into common shares in connection with the merger of Fun City Popcorn, Inc. on December 29, 2004 (Note A)
Modification of options and warrants in connection with merger treated as compensation expense					75,201			75,201
Net loss for the year ended December 31, 2004							(4,622,214)	(4,622,214)
Balance - December 31, 2004			76,303,319	763,033	9,891,915	0	(5,112,494)	5,542,454

Issuance of common stock and warrants in May 2005, at $1.00 per share, net of issuance cost of $679,677			5,044,774	50,448	4,314,649			4,365,097
Repricing of warrant (Note I) in May 2005					27,819			27,819
Cashless exercise of warrant in September 2005			179,451	1,794	(1,794)			0
Issuance of warrants for services to purchase 50,000 shares of common stock at fair value in October 2005					11,329			11,329
Repricing of vested options to executive officers in December 2005					1,427,450			1,427,450
Net loss for the year ended December 31, 2005							(6,308,356)	(6,308,356)
Balance - December 31, 2005			81,527,544	$815,275	$15,671,368	$0	$(11,420,850)	$5,065,793

See notes to consolidated financial statements

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Cash Flows

	Cumulative
	Period From
	July 21, 2003	Year
	(Inception) to	Ended
	December 31,	December 31,
	2005	2005	2004
Cash flows from operating activities:
Net loss	$(11,050,795)	$(6,308,356)	$(4,622,214)
Adjustments to reconcile net loss to net cash used
in operating activities:
Repricing of options and warrants	1,455,269	1,455,269
Compensation to consultants from issuance of warrants	2,016,355	10,825	2,005,530
Option and warrants modification resulting from merger	75,201		75,201
Depreciation expense	10,760	10,474	286
Supplier purchase funding	316,077	316,077
Changes in:
Prepaid expenses and other assets	(353,223)	(31,028)	(322,065)
Accounts payable	657,230	657,230
Accrued expenses	352,036	108,411	140,991
Income tax liability	(64,463)	(82,916)	18,453
Deferred lease liability	2,519	(2,338)	4,857

Net cash used in operating activities	(6,583,034)	(3,866,352)	(2,698,961)
Cash flows from investing activities:
Purchase of fixed assets	(80,682)	(73,246)	(7,436)
Purchase of investments	(2,487,390)	(2,487,390)

Net cash used in investment activities	(2,568,072)	(2,560,636)	(7,436)

Cash flows from financing activities:
Proceeds from notes payable to stockholder	18,000
Repayment of notes payable to stockholder	(18,000)		(18,000)
Net proceeds from sale of common stock and warrants	12,633,592	4,365,097	7,968,495
Proceeds from stock subscription receivable	130
Net cash provided by financing activities	12,633,722	4,365,097	7,950,495

Net increase (decrease) in cash and cash equivalents	3,482,616	(2,061,891)	5,244,098
Cash and cash equivalents - beginning of period		5,544,507	300,409
Cash and cash equivalents - end of period	$3,482,616	$3,482,616	$5,544,507

Supplemental non-cash investing and financing activities:
Issuance of 6,297,571 shares of common stock in connection with the cashless exercise of a warrant to purchase 7,137, 249 shares of common stock in August 2004 (Note G.)
Issuance of 179,451 shares of common stock in connection with the cashless exercise of a warrant to purchase 190,327 shares in September 2005 (Note G.)
During the year ended 2005, Sanquin (our supplier) loaned the Company $316,077 for purchases of C1-INH (Note F.)
Debt discount of $268,040 was recorded in connection with our loan to Sanquin for the year ended December 31, 2005 (Note F.)

See notes to consolidated financial statements

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2005

Note A - Organization and Business

Fun City Popcorn, Inc. (“FCP”), a non-operating public company, was incorporated on September 18, 1985 in the State of Nevada.

On November 5, 2004, FCP entered into an agreement and plan of merger (the “Agreement”) with Lev Development Corp., formerly known as Lev Pharmaceuticals, Inc. (“Lev”), which was incorporated on July 21, 2003 in the State of Delaware. Lev is a development stage company which is engaged in developing and commercializing therapeutic products for the treatment of inflammatory diseases. On December 29, 2004, the merger closed and pursuant to the Agreement, FCP acquired 100% of the outstanding capital stock of Lev through its subsidiary Lev Acquisition Corp. (“LAC”). In connection with the merger, FCP subsequently changed its name to Lev Pharmaceuticals, Inc. and increased its authorized common stock to 200,000,000 shares and its authorized preferred stock to 20,000,000 shares. Under the terms of the Agreement, the stockholders of Lev exchanged all of their issued and outstanding shares of common stock for 5,029,795 shares of FCP common stock, and 4,789,433 shares of FCP Series A voting convertible preferred stock (the “Exchange”). Each Series A voting convertible preferred share was converted automatically into 13.940668 shares of FCP common stock (an aggregate of 66,767,994 common shares). The 71,797,789 shares of common stock represented approximately 94.10% of the ownership interests in FCP following the merger. The outstanding shares of FCP were deemed issued for 4,505,530 shares of LEV. In addition, all of the outstanding Lev options and warrants immediately prior to the merger were exchanged for 2,854,900 FCP options and 301,668 FCP warrants. The Exchange, which resulted in the stockholders of Lev having control of FCP, represents a recapitalization of FCP, or a “reverse merger” rather than a business combination. In connection therewith, FCP's historical capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by FCP in the Exchange while Lev's historical accumulated deficit was carried forward. The statement of operations reflects the activities of Lev from the commencement of its operations on July 21, 2003. In connection with the Agreement, Lev agreed to acquire FCP for $350,000. In December 2004, Lev paid certain FCP stockholders $283,731 which represents the acquisition price of $350,000 less the assumption of a tax liability of $66,269. In connection with the Exchange, the exercise price of the outstanding warrants and options remained the same. The Company recorded a charge of approximately $75,000 for the change in value of the Company's outstanding options and warrants as of December 29, 2004 as a result of the increase in the number of common shares into which these equity instruments are exercisable based on the exchange ratio used in the merger, since the aggregate intrinsic value of the warrants and options after the Exchange is greater than before. The Black-Scholes option-pricing model was used to calculate the value of certain options and warrants and the related charge based upon the following weighted average assumptions to determine fair value: risk-free interest rate of 3.58%; expected life of 5 years; dividend yield of 0%; and expected volatility of 70%.

As a development stage enterprise, the Company's primary efforts are devoted to conducting research and development for the treatment of inflamatory diseases and raising capital. The Company has limited capital resources and has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. As of December 31, 2005, the Company had approximately $6 million in cash, cash equivalents and investments. Management believes that cash, cash equivalents and investments on hand as of December 31, 2005 will be sufficient to fund operations through December 31, 2006. In May 2005, the Company raised net proceeds of approximately $4,365,000 in a private placement, see Note G. However, the Company will be required to raise additional funds to meet long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2005

Note A - Organization and Business (continued)

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

Note B - Summary of Significant Accounting Policies

[1]  Basis of presentation:

The consolidated financial statements include the accounts of Lev Pharmaceuticals, Inc. and its wholly-owned subsidiary, Lev Development Corp. All significant intercompany transactions and balances have been eliminated in consolidation. There has been no revenue generated from sales, license fees or royalties. The Company's financial statements are presented as statements of a development stage enterprise.

[2]  Cash and cash equivalents:

The Company considers all highly liquid investments which have maturities of three months or less, when acquired, to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

[3]  Patents:

The Company has applied or is applying for a number of patents to protect proprietary inventions.  All costs associated with patents are expensed as incurred.

[4]  Research and development costs:

The Company expenses all research and development costs as incurred including equipment for which there is no alternative future use. Such expenses include licensing fees and costs associated with planning and conducting clinical trials.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2005

Note B - Summary of Significant Accounting Policies (continued)

[5]  Investments:

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost on the balance sheet.

[6]  Concentration of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. As of December 31, 2005, the Company had approximately $2,590,000 over the FDIC limit.

[7]  Fixed Assets:

Fixed assets are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset's estimated useful life, which is five years.

[8]  Income taxes:

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires that the Company recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more than likely that these deferred income tax assets will be realized.

[9]  Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2005

Note B - Summary of Significant Accounting Policies (continued)

[10]  Equity issuance costs:

Costs incurred to issue the Company's common stock may be temporarily recorded as deferred offering costs. Upon issuance of the securities, those costs are reclassified as a reduction of the offering proceeds. In the event that an offering is not completed within a reasonable time, those costs would be expensed in the period the offering is determined to be unsuccessful.

[11]  Stock-based compensation:

The Company accounts for stock-based compensation to employees in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. Under APB No. 25, generally, no compensation expense is recognized in the financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the Company's stock is equal to or less than the amount an employee must pay to acquire the stock. The Company will recognize compensation expense in situations where the terms of an option grant are not fixed or where the fair value of the Company's common stock on the grant date is greater than the amount an employee must pay to acquire the stock. The Company has a stock-based incentive plan, which is described in Note I. Had the Company accounted for its employee stock options under the fair value method of SFAS No. 123, “Accounting for Stock Based Accounting Compensation (“SFAS No. 123”)” the Company’s net loss would have changed as follows:

	Year Ended December 31,
	2005	2004
Net loss	$(6,308,356)	$(4,622,214)
Total stock based employee compensation expense determined
under fair value based method for all awards	(470,051)	(1,470,279)
Stock based employee compensation related to re-pricing included in net loss as recorded	1,427,450	0

Pro forma net loss	$(5,350,957)	$(6,092,493)

Net loss per common share (basic and diluted):
As reported	$(0.08)	$(0.07)

Pro forma	$(0.07)	$(0.10)

The weighted average fair value at the date of grant for options granted during the year ended December 31, 2005 and December 31, 2004 was $0.73 and $0.50, respectively, and was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2005

Note B - Summary of Significant Accounting Policies (continued)

	Year Ended December 31,
	2005	2004
Expected life in years	5	5
Interest rate	3.58 - 4.39	3.36 - 3.58
Volatility	70%	70%
Dividend yield	0%	0%

The fair value of warrants issued to non-employees for services are included in the financial statements and expensed when services are performed. Warrants issued in connection with services or financings were valued at the grant date using the Black-Scholes option-pricing model.

[12]  Future impact of recently issued accounting standards:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (R), “Share Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No.25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Consolidated Statements of Operations based on their estimated fair values. The Company adopted SFAS No. 123(R) on January 1, 2006, using modified prospective application described in the statement. Under modified prospective application, the Company will apply the standard to new awards granted or modified effective January 1, 2006. Also, the Company will recognize compensation expense for the unvested portion of awards outstanding as of December 31, 2005 over the remaining service periods. As of January 1, 2006, the Company had $259,523 of unearned compensation cost related to unvested stock option awards. This compensation cost will be recognized over the remaining vesting period, which is estimated to be $138,282 during 2006 and $121,241during 2007. These amounts do not include the impact of any new awards.

SFAS No. 123(R) also requires the tax benefits in excess of recognized compensation expenses to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may serve to reduce future cash provided by operating activities and increase future cash provided by financing activities, to the extent of associated tax benefits that may be realized in the future; however, it will not have an impact on the Company’s overall cash flows.

[13]Net loss per share:

The Company prepares its per share data in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”). Basic net loss per share is computed on the basis of net loss for the period divided by the weighted average number of shares of common stock outstanding during the period. Potentially dilutive common shares of 6,994,672 and 3,831,568 as of December 31, 2005 and December 31,

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2005

Note B - Summary of Significant Accounting Policies (continued)

2004, respectively, related to stock options and warrants, were excluded from the diluted loss per share calculation because their effect would have been anti-dilutive.

NOTE C - INVESTMENTS

Investments with original maturities of 91 days to one year are considered short term investments and are carried at cost. Investments consist of $1,500,000 certificate of deposits and $987,390 United States Treasury Bills. There were no gains or losses for the year ended December 31, 2005.

Note D - Fixed Assets

Fixed assets as of December 31, 2005 consist of the following:

Officer equipment	$69,037
Lab equipment	11,645
80,682
Accumulated depreciation	(10,760)

$69,992

Depreciation expense for the year ended December 31, 2005 was $10,474.

Note E - Accrued Expenses

Accrued expenses as of December 31, 2005 consist of the following:

Research and development - sponsored research	$125,000
Research and development - other	70,526
Research and development - clinical research organization	28,936
Research and development - payroll	16,655
Professional fees	64,311
Payroll - general and administrative	20,466
Other	26,142
Total	$352,036

NOTE F - LOAN PAYABLE

The company purchases its C1-INH product from the Sanquin Blood Supply Foundation (“Sanquin”). Under our agreement with Sanquin, Sanquin provides a loan to the Company for the value of C1-INH purchased. The loan is subject to a purchase money security interest.  Upon regulatory approval, Sanquin will forgive the loan and release any and all security interests. If regulatory approval is not obtained, then the loan must be repaid on the earlier of January 16, 2014 or the termination of the agreement. The principal loan balance outstanding as of December 31, 2005 is $316,077, net of discount of $268,040. This discount relates to interest imputed on the original loan balance as it is non-interest bearing and was recorded as a reduction to product costs included in research and development. The loan is payable in Euros and any currency differences are recorded in our Consolidated Statement of Operations. The Company has recorded interest expense using the effective interest rate method. Interest rates range from 4.31% to 4.82%.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2005

NOTE F - LOAN PAYABLE (continued):

The amount included in research and development expense for the year ended December 31, 2005 was $306,858.

Note G - Stockholders' Equity

[1]      Common stock:

Lev issued 37,018,531 shares of common stock at $0.01 par value to its founders (the “Founders' Shares”) effective July 22, 2003 and recorded subscriptions receivable of $130. The Company increased its accumulated deficit by $370,055 in connection with the par value differential of the shares relating to FCP.

In December 2003, Lev received proceeds of $300,000 through the sale of 1,141,960 shares of common stock to a single investor at $0.26 per share and received the payment of the $130 subscription receivable.

Between February and March 2004, Lev received proceeds of approximately $7,968,000, net of issuance costs of approximately $51,000, from the sale of 3,425,879 shares of common stock at $0.26 per share and of 23,913,848 shares of common stock at $0.30 per share.

In February 2005, we increased our authorized common stock to 200,000,000 shares and our authorized preferred stock to 20,000,000 shares.

In May 2005, we completed a private placement of units and raised gross proceeds of $5,044,774 from the sale of 100.9 units. Each unit was sold at a price of $50,000 and consisted of 50,000 shares of common stock and a five-year warrant to purchase 25,000 shares of common stock at an exercise price of $1.35 per share. Our net proceeds were $4,365,097 after payment of fees and expenses, including the estimated costs of registering the shares of common stock for resale. We paid $454,030 to the placement agent and issued warrants to the placement agent to purchase 681,044 shares of common stock. These warrants are exercisable at $1.35 per share and expire in May 2010. We issued an aggregate of 5,044,774 shares of common stock and warrants to purchase 2,522,387 shares of common stock to investors in this private placement, not including the warrants issued to the placement agent.

The Company entered into a registration rights agreement in connection with a private placement that requires the Company to file a registration statement for the resale of shares of common stock and common stock issuable upon the exercise of warrants. The Company was required to use commercially reasonable efforts to have the registration statement declared effective by October 24, 2005. The Securities and Exchange Commission declared the registration statement effective on October 24, 2005. In addition, the Company is required to use its commercially reasonable efforts to maintain the effectiveness of the registration statement until the earlier date when all registrable securities (a) have been sold pursuant to the registration statement or an exemption from the registration requirements of the Securities Act, or (b) two years from the date of the effectiveness of the registration statement. If the Company fails to maintain the effectiveness of the registration statement pursuant to the registration rights agreement then the Company is required to make a cash payment of liquidated damages to the investors of 1% of the amount paid by the investors for each 30 day period, until such deficiency is cured.

The Company has accounted for the registration rights agreement as a separate freestanding instrument and treated the liquidated damages provision as a derivative liability subject to SFAS 133. Accordingly, the liability is recordable at its estimated fair value. The amount of the liability determined by the Company was immaterial.

[2]     Warrants:

In February, 2004, the Company entered into an engagement agreement (the “Engagement Agreement”) with a placement agent (the “Placement Agent”), under which the Placement Agent was engaged to raise funds and assist the Company in an initial public offering. The Engagement Agreement also provided for the sale to the Placement Agent of a contingent warrant for $100,000 to purchase up to 35,686,243 shares of common stock. The Placement Agent raised approximately $550,000 for the Company in February 2004. In June, 2004, the Company entered into an amended and restated engagement agreement (the “Amended Engagement Agreement”) which replaced the Engagement Agreement. In connection with the Amended Engagement Agreement, the warrant to purchase 35,686,243 shares of common stock was cancelled and terminated, and the Placement Agent would receive a defined number of warrants, exercisable at $0.85 per share to purchase up to a maximum of 7,137,249 shares of the Company's common stock based on the amount of funds raised from investors introduced by the Placement Agent. In addition, the Placement Agent would receive a defined amount of cash compensation. The Company was responsible for all expenses in connection with the private placement. No funds were raised under the Amended Engagement Agreement, which expired on September 1, 2004 and no warrants were issued there under.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2005

Note G - Stockholders' Equity

[2]   Warrants (continued):

In March 2004, the Company granted fully vested warrants to two consultants, who had assisted the Company with developing its strategic business plan, obtaining its license for the C1-INH product and consulting on its corporate structure. The warrants are for the purchase of 7,327,576 shares of common stock at an exercise price of $0.10 per share, expiring in March 2014. The aggregate fair value of the warrants using the Black-Scholes option-pricing model, totaled approximately $1,986,000. The weighted-average assumptions used to determine the fair values of the warrants are as follows: risk-free interest rate of 2.64%; expected warrant life of 5 years; dividend yield of 0% and expected volatility of 70%. On August 23, 2004, one of the consultants exercised warrants covering 7,137,249 shares of common stock in a net share settlement. The warrant exercise price of $250,000 was satisfied by reducing the number of shares exercised. The Company issued 6,297,571 shares of common stock. On September 12, 2005, one of the consultants exercised on a cashless basis warrants to purchase 190,327 shares of common stock and the Company issued 179,451 shares of stock. See Note I - Stock Options. The warrant exercise price was satisfied by reducing the number of shares exercised.

In August 2004, the Company granted to a consultant, who had assisted the Company with its development programs and clinical trial design, warrants to purchase 111,341 shares of common stock at an exercise price of $0.85 per share, expiring in August 2014. The aggregate fair value of the warrants on their issuance date, using the Black-Scholes option-pricing model, was approximately $20,000. The weighted-average assumptions used to determine the fair values of the warrants are as follows: risk-free interest rate of 3.38%; expected warrant life of 5 years; dividend yield of 0% and expected volatility of 70%.

In October 2005, the Company entered an agreement for public and investor relation services. The consultant was compensated partly in cash and partly through the issuance of a warrant to purchase 50,000 shares of common stock at a $1.10 per share that vested immediately and expires in three years. The fair value of the warrant, using the Black-Scholes option pricing model was $11,329. The weighted-average assumptions used to determine the fair value of the warrants are as follows: risk-free interest rate of 4.23%; warrant life of 3

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2005

Note G - Stockholders' Equity

[2]   Warrants (continued):

years; dividend yield of 0% and expected volatility of 70%. In connection with the services, $10,825 was charged to operations and the contract expires on January 5, 2006.

The weighted average fair value at the date of grant for warrants granted during the years ended December 31, 2005 and December 31, 2004 was $0.26 and $0.77, respectively, using the Black-Scholes pricing option model.

Warrant activity is summarized as follows:

		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding as of December 31, 2003:
Granted	43,125,160	$0.72
Exercised (1)	(7,137,249)	$0.10
Cancelled	(35,686,243)	$0.85

Warrants outstanding and exercisable
as of December 31, 2004	301,668	$0.38
Granted (2)	3,555,099	$1.24
Exercised (3)	(190,327)	$0.04
Cancelled (2)	(301,668)	$0.38

Warrants outstanding and exercisable
as of December 31, 2005	3,364,772	$1.31

(1)	Exercised on a cashless basis for a net share issuance of 6,297,571 shares in August, 2004.
(2)	Includes repriced warrants of 301,668, see Note I.
(3)	Exercised on a cashless basis for a net share issuance of 179,451 shares in September, 2005.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2005

Note G - Stockholders' Equity

[2]   Warrants (continued):

The following table summarizes information about warrants outstanding at December 31, 2005:

		Weighted
		Average
	Number	Remaining
	Outstanding	Contractual
Exercise	And	Life
Price	Exercisable	(In Years)

$0.30	111,341	8.6
$1.10	50,000	2.8
$1.35	3,203,431	4.4

	3,364,772

Note H - Commitments and Contingencies

[1]      Sanquin Blood Supply Foundation:

Sanquin is an Amsterdam-based not-for- profit organization that provides blood and plasma products and related services, and carries out research and education in the Netherlands.  The Company has a series of agreements (the “Sanquin Agreements”) with Sanquin, including an option agreement, a distribution and manufacturing services agreement and a license agreement. The Sanquin Agreements are intended to allow the Company to conduct clinical trials of the C1-INH (the “Product”) manufactured and supplied by Sanquin, and to sell the Product following regulatory approval.

(a)	Option agreement:

In September, 2003, the Company and Sanquin entered into an option agreement (the “Option Agreement”) under which Sanquin granted to the Company an option for an exclusive, world-wide license to certain Sanquin technology and underlying patents. The Company paid Sanquin a non-refundable fee of $25,000 in exchange for the rights to this option. In January, 2004, the Company exercised its option under the Option Agreement (see License Agreement below).

(b)	Distribution and manufacturing services agreement:

In January, 2004, the Company and Sanquin entered into a distribution and manufacturing services agreement (the “Distribution Agreement”) under which Sanquin agreed to manufacture and supply agreed-upon quantities of the Product to the Company, as soon as Sanquin obtained an export license during 2005, for an agreed-upon minimum price, which is subject to change. In connection with quantities supplied for the clinical trial prior to regulatory approval, Sanquin has provided a loan to the Company in the amount of the Product purchased, which is subject to a purchase money interest in the Product. The Company expects to purchase approximately $3,600,000 of Product for use in the clinical trial and such future purchases will be added to our loan account. Upon regulatory approval, Sanquin will forgive the loan and release any and all security interests. If regulatory approval is not obtained, the loan is payable on January 16, 2014. Title to the Product transfers to the Company upon delivery. The

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2005

Note H - Commitments and Contingencies

[1]        Sanquin Blood Supply Foundation: (continued)

The Product is being used to conduct Phase III clinical trials. Sanquin also granted to the Company the exclusive right to distribute, market and sell the Product in the U.S. and certain other countries, upon receiving regulatory approval to do so in each respective country.

The Distribution Agreement terminates on December 31, 2007, unless extended by the Company for up to two three-year periods or by mutual agreement of the parties prior to its expiration. In addition, either party may terminate the Distribution Agreement upon breach, as defined, by the other party that is not cured within 30 days of written notice. Commencing with the commercial launch of the product and thereafter, the Company must purchase from Sanquin a minimum of approximately $6,900,000 of the Product per calendar year.

(c)	License agreement:

In January, 2004, the Company obtained an exclusive world-wide license agreement (the “License Agreement”) with Sanquin, thus exercising its option under the Option Agreement. The Company has the right to grant sub-licenses under the License Agreement. The License Agreement gives the Company the right to perform research for, make, use and sell the licensed technology and licensed products, as defined.

In consideration for the granting of the license, the Company agreed to pay Sanquin, within 60 days of execution of the License Agreement, $82,000, the agreed-upon amount of expenses incurred by Sanquin for the preparation, filing and maintenance of the underlying patents through the date of execution of the License Agreement. In addition, the Company shall make the following payments to Sanquin during the course of the License Agreement: (i) royalties on net sales, as defined, of therapeutic products or diagnostic products, as defined; (ii) a non-refundable, non-creditable one-time license access fee of $175,000 within 60 days of execution of the License Agreement; (iii) minimum annual royalties beginning in the first year of commercialization, as defined; and (iv) 10% of the consideration received from patent infringement settlements. In addition, the Company is required to create a comprehensive research plan for the commercial exploitation of the licensed technology. The Company is continuing to work with Sanquin on the design of the research plan for AMI. The Company agreed to commit a minimum of $125,000 per annum during the first three years following the execution of the License Agreement toward research on the licensed technology conducted by Sanquin and other parties. In February 2004, the Company paid $257,000 in connection with execution of the License Agreement and such amounts were recorded in the statement of operations for the year ended December 31, 2004 as research and development expense.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2005

Note H - Commitments and Contingencies

[1] Sanquin Blood Foundation: (continued)

The License Agreement will terminate upon the expiration of the last to expire patent underlying the related technology. In the event of expiration of the License Agreement, the Company will have a royalty-free, fully paid-up, non-exclusive license to the technology. Either party may terminate the License Agreement upon breach by the other party that is not cured within 30 days of written notice. The Company will have the right to terminate the License Agreement for any reason, with 90 days' written notice to Sanquin at which time the Company will be responsible to pay certain defined outstanding obligations. Sanquin may terminate the License Agreement if the Company does not perform, as defined, under the License Agreement and such failure to perform is not cured within 60 days after written notice to the Company.

[2]  Service agreements:

In March, 2005, the Company entered into an agreement with a clinical research organization for the design, management and implementation of clinical development programs. The Company made a payment of approximately $57,000 as a deposit against monthly invoices. The estimated fees for the services to be provided are approximately $700,000 in 2006 and 2007. Approximately $419,500 has been incurred and recorded through December 31, 2005.

[3]  Operating lease:

On July 1, 2004, the Company entered into an agreement to sublease office space through August 31, 2006 (the “Office Sublease”) and paid a security deposit of $16,817. The Office Sublease contains provisions for escalation of rental payments, a rental holiday during the first month of the sublease and a proportionate share of utilities and real estate taxes. In addition, the Company is required to make additional payments for utilities and real estate taxes. Prior to July 1, 2004, the Company utilized space provided by a founder/officer without remuneration. During the years ended December 31, 2005 and December 31, 2004, rent expense was $60,166 and $32,255, respectively before sublease income. In addition, the Company sublets a portion of its office space to third parties on a month-to-month basis. Rental income from these subleases amounted to $28,065 and $11,212 for the years ended December 31, 2005 and December 31, 2004, respectively. As of December 31, 2005, the Company recorded a deferred lease liability of $2,519, which represents the excess of rent expense recognized on a straight-line basis over the term of the office sublease over rental payments.

Future minimum rental payments under the Office Sublease are as follows:

Year Ending	Operating
December 31,	Lease

2006	$ 46,000

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2005

Note H - Commitments and Contingencies (continued)

[4]  Employment agreements:

On November 1, 2004, the Company entered into employment agreements (the “Employment Agreements”), expiring on October 31, 2008 (the “Initial Term”), with the Chief Executive Officer and with the Chairman and Executive Vice President of the Company (the “Employees”), who are also significant stockholders of the Company. Under the terms of the Employment Agreements, the Employees each receive annual base compensation of $312,500, (increased to $328,125 on November 1, 2005) which will increase every year by the greater of 5% or the percentage increase of the Labor Consumer Price Index, and fully vested options to purchase 1,427,450 shares of the Company's common stock exercisable at $0.85 per share, which will expire on November 1, 2014. In July 2005, the Board determined to obtain stockholder approval to reduce the exercise price from $0.85 to $0.30 and in December 2005 our stockholders approved the repricing. Under the provisions of the Employment Agreements, the Employees will receive a cash payment equal to their salary for the remainder of the term of the Employment Agreements upon any occurrence of a change in control of the Company, as defined in the Employment Agreements. The Employment Agreements will be automatically renewed for additional one-year periods (the “Renewal Terms”) unless either party notifies the other in writing of its intention not to renew within 90 days prior to the expiration of the Initial Term or any Renewal Terms (the Initial Term together with the Renewal Terms are referred to as the “Term”). Upon termination, as defined in the Employment Agreements, the Employees will continue to receive compensation through the end of the current Term, unless such Term is reduced.

Note I - Stock options and warrants:

In March, 2004 (the “Effective Date”), the Company's Board and stockholders adopted the 2004 Omnibus Incentive Compensation Plan (the “Plan”). The Plan has been adopted as a means of attracting, motivating, and retaining the best available personnel for positions of substantial responsibility within the Company, and in order to provide additional incentive to directors, employees, and other eligible individuals (the “Awardees”). Under the Plan, the initial maximum number of options to acquire shares of the Company's common stock that were available for issuance to Awardees was 3,500,000.

Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the “Awards”). The Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined. The Plan provides for the Board or a Committee of the Board (the “Committee”) to grant Awards to Awardees and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the Awards, including acceleration of the vesting of an Award at any time. All options granted under the Plan are intended to be non-qualified (“NQO”) unless specified by the Committee to be incentive stock options (“ISO”), as defined by the Internal Revenue Code. NQOs may be granted to employees, consultants or other individuals at an exercise price, equal to, below or above the fair value of the common stock on the date of grant. ISOs may only be granted to employees of the Company and may not be

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2005

Note I - Stock Options and Warrants (continued)

granted at exercise prices below fair value of the common stock on the date of grant (110% of fair value for employees who own 10% or more the Company). Under the Plan, following the termination of an Awardee's employment or active involvement with the Company, the Committee shall determine the extent to which the Awardee has the right to exercise outstanding options. The Plan will terminate at the earliest of (i) its termination by the Committee or (ii) March 18, 2014. Awards granted before termination of the Plan will continue under the Plan until exercised, cancelled or expired.

On December 29, 2004, the Company increased the number of shares available for issuance under the Plan from 3,500,000 to 10,000,000. In addition, on such date the Company issued options to purchase 675,000 shares of common stock under the Plan to three directors at an exercise price of $0.80 per share that vest equally over three years. On March 11, 2005, the Company issued options to purchase 100,000 shares of stock under the Plan to its Chief Financial Officer at an exercise price of $1.20 that vest equally over two years.

Following the merger between Lev and a subsidiary of FCP, in May 2005 the Company's Board of Directors determined that the basis for the exchange of options and warrants to purchase common stock of Lev outstanding prior to the merger for options and warrants to purchase common stock of the Company should be changed. Though the number of shares issuable upon exercise of these options and warrants was increased, the parties to the merger did not proportionately reduce the exercise price of these options and warrants to account for the increase in the number of shares outstanding after the merger. Accordingly, in May 2005, the exercise price of outstanding warrants to purchase 190,327 shares was reduced from $0.10 to $0.04 per share. Also, the exercise price of outstanding warrants to purchase 111,341 shares was reduced from $0.85 to $0.30 per share. At the date of this repricing, the Company recognized a charge to the Statement of Operations of $27,819 for the incremental fair values of these warrants using the Black-Scholes option pricing model. The weighted-average assumptions used to determine the fair values of the warrants are as follows: risk-free interest rate of 3.83%; expected warrant life of 3 years; dividend yield of 0% and expected volatility of 70%.

In July 2005, the Board further determined to obtain stockholder approval at the Company's next annual meeting (held on December 12, 2005), to reduce the exercise price, from $0.85 to $0.30, of outstanding options to purchase 1,427,450 shares of common stock held by each of the Chief Executive Officer and the Chairman, respectively (an aggregate of 2,854,900 shares). The stockholders approved the repricing. The Company recorded a charge to the Statement of Operations at the repricing date and at each reporting date, based upon subsequent changes in values of the price of Company’s stock and recorded an aggregate charge for these employee stock options of $1,427,450. These charges will cease upon adoption of SFAS 123R in 2006.

As of December 31, 2005, there are 6,370,100 options available to grant under the Plan.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2005

Note I - Stock Options and Warrants (continued)

Activity related to the Stock Option Plan is summarized as follows:

			Weighted
			Average
			Exercise
	Outstanding		Price
Outstanding as of December 31, 2003:
Granted	3,529,900		$0.84
Outstanding as of December 31, 2004	3,529,900		$0.84
Granted	2,954,900	(1)	$0.33
Cancelled	(2,854,900	) (1)	$(0.85
Outstanding as of December 31, 2005	3,629,900		$0.42
(1) Includes repriced options.

The following table summarizes information about stock options outstanding as of December 31, 2005:

		Weighted Average
		Remaining
Exercise	Number	Contractual Life	Number
Price	Outstanding	(In Years)	Exercisable
$0.30	2,854,900	8.8	2,854,900
$0.80	675,000	9.0	225,000
$1.20	100,000	9.2	0

	3,629,900		3,079,900

Note J - Income Taxes

There is no provision (benefit) for federal or state income taxes for the years ended December 31, 2005 and December 31, 2004 since the Company has incurred operating losses and has established a valuation allowance equal to the total deferred tax asset.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2005

Note J - Income Taxes (continued)

The tax effect of temporary differences and net operating losses are as follows as of December 31, 2005:

Deferred tax asset and valuation allowance:
Research and development cost	$2,266,000
Net operating loss carryforwards	1,817,000
Options and warrants	648,000
Other	70,000

Total deferred tax asset	4,801,000
Valuation allowance	(4,801,000)

Net deferred tax asset	$0

At December 31, 2005, the Company has available, for tax purposes, unused net operating loss carryforwards of approximately $4,327,000 that expire from 2023 to 2025. The Company has approximately $247,000 of research and development credits that expire from 2024 to 2025. The increase to the valuation allowance from December 31, 2004 to December 31, 2005 was $3,133,000. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carryforwards prior to August 23, 2004 was limited due to a cumulative change in ownership of more than 50% that occurred within a three-year period.

A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate used to calculate the Company's income tax provision is as follows:

	December 31,
	2005	2004
Statutory federal income tax rate	34%	34%
State income tax rate, net of federal taxes		5
Permanent difference	0.3	(2.9)
Valuation allowance	(34.3)	(36.1)

Income tax provision	0%	0%