Form 10QSB
period 2006-03-31
Lev Pharmaceuticals Inc
filed 2006-05-11
CIK 1144062

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________ to ______________

Commission File Number: 000-32947

Lev Pharmaceuticals, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	88-0211496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 East 42nd Street, Suite 2606 New York, New York	10168
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (212) 682-3096

                                                              N/A
(Former Name, Former Address and Former Fiscal Year, if Changes Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 8, 2006, the issuer had 81,702,544 shares of common stock outstanding.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors" in our 10-KSB and our periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

Lev Pharmaceuticals, Inc.

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

Condensed Consolidated Balance Sheets

	March 31, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,341,948	$3,482,616
Investments - held to maturity	996,807	2,487,390
Prepaid expenses	235,725	276,829
Other assets	24,311	60,081

Total current assets	4,598,791	6,306,916

Fixed assets, net of accumulated depreciation	71,364	69,922
Security deposit	16,817	16,817

	$4,686,972	$6,393,655

LIABILITIES
Current liabilities:
Accounts payable	$400,198	$657,230
Accrued expenses	273,730	352,036
Deferred lease liability	1,640	2,519
Total current liabilities	675,568	1,011,785
Loan payable, net of debt discount	708,262	316,077

Total liabilities	1,383,830	1,327,862

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 20,000,000 authorized, no shares issued and outstanding
Common stock - $0.01 par value, 200,000,000 shares authorized, 81,527,544 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	815,275	815,275
Additional paid-in capital	15,722,242	15,671,368
Deficit accumulated during the development stage	(13,234,375)	(11,420,850)
Total stockholders' equity	3,303,142	5,065,793

	$4,686,972	$6,393,655

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

Unaudited Condensed Consolidated Statements of Operations

			Period
	Three	Three	From
	Months	Months	July 21, 2003
	Ended	Ended	(Inception) to
	March 31,	March 31,	March 31,
	2006	2005	2006

Costs and expenses:
Research and development	$1,096,187	$446,165	$4,598,954
Merger cost payments to certain Fun City Popcorn, Inc. shareholders			283,732

General and administrative	753,850	548,757	8,239,487

Loss before other income	(1,850,037)	(994,922)	(13,122,173)

Other income:
Interest income	41,955	21,086	274,762
Interest expense	(5,443)		(16,909)

Net loss	$(1,813,525)	$(973,836)	$(12,864,320)

Net loss per share - basic and diluted	($0.02)	($0.01)

Weighted average shares - basic and diluted	81,527,544	76,303,919

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

Unaudited Condensed Consolidated Statements of Cash Flows

			Period From
	Three Months	Three Months	July 21, 2003
	Ended	Ended	(Inception) to
	March 31,	March 31,	March 31,
	2006	2005	2006

Cash flows from operating activities:
Net loss	$(1,813,525)	$(973,836)	$(12,864,320)
Adjustments to reconcile net loss to net cash used
in operating activities:

Compensation to consultants from issuance of warrants	11,458		2,027,813
Repricing of options and warrants			1,455,269
Option and warrants modification from merger			75,201
Depreciation expense	4,179	986	14,939
Stock-based compensation expense to employees	36,350		36,350
Accretion of investment income	(9,417)		(9,417)
Supplier purchase funding	392,185		708,262
Changes in:
Prepaid expenses and other assets	79,940	35,547	(273,283)
Accounts payable	(257,032)	152,276	400,198
Accrued expenses	(78,306)	(134,851)	273,730
Deferred lease liability	(879)	(374)	1,640
Income taxes payable		319	(64,463)
Net cash used in operating activities	(1,635,047)	(919,933)	(8,218,081)
Cash flows from investing activities:
Purchase of fixed assets	(5,621)	(19,152)	(86,303)
Proceeds from investments	1,500,000		1,500,000
Purchase of investments			(2,487,390)
Net cash provided by (used in) investing	1,494,379	(19,152)	(1,073,693)

Cash flows from financing activities:
Proceeds from stock subscription receivable			130
Proceeds from notes payable to stockholders			18,000
Repayment of notes payable to stockholders			(18,000)
Net proceeds from sale of common stock			12,633,592
Net cash provided by financing activities			12,633,722

Net (decrease) increase in cash and cash equivalents	(140,668)	(939,085)	3,341,948
Cash and cash equivalents - beginning of period	3,482,616	5,544,507

Cash and cash equivalents - end of period	$3,341,948	$4,605,422	$3,341,948

Supplemental non-cash flow from investing and financing activities:

During the three months ended March 31, 2006, our supplier (Sanquin) loaned the Company $505,947 for purchases of CI-INH, see note F. In connection with the loan, the Company recorded debt discount of $113,762.
During the three months ended March 31, 2006, the Company issued warrants to consultants to purchase 50,000 shares of our stock at $1.10 per share that vest immediately and expire on February 18, 2009 that were valued at $14,524

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

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

As a development stage enterprise, the Company's primary efforts are devoted to conducting research and development for inflammatory diseases and raising capital. The Company has limited capital resources and has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. As of March 31, 2006, the Company had approximately $ 4. 3 million in cash, cash equivalents and investments. Management believes that cash, cash equivalents and investments on hand as of March 31, 2006 are not sufficient to fund operations through March 31, 2007 and we project that the funds should last partly through the first quarter of 2007. The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's research and development will be successfully completed or that any product will be approved or commercially viable. The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of Presentation:

The consolidated financial statements include the accounts of Lev Pharmaceuticals, Inc. and its wholly-owned subsidiary Lev Development Corp. (formerly Lev Pharmaceuticals, Inc.) All significant intercompany transactions and balances have been eliminated in consolidation. The Company is devoting its efforts to research and development and there has not been any revenues generated from sales, license fees or royalties. The Company's financial statements are presented as statements of a development stage enterprise. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 2005.

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

 [3] Stock-based compensation:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS No. 123(R)”), which requires all stock-based payments, including grants of stock options, to be recognized in the income statement as compensation expense, based on their fair values on the grant date. Under the provisions of SFAS No.123R, the estimated fair value of options granted under the Company’s Employee 2004 Omnibus Incentive Compensation Plan (“Plan”) are recognized as compensation expense over the option-vesting period. The Company has adopted SFAS No. 123(R) using the modified-prospective-transition method, in which compensation expense is recognized beginning with the effective date of the adoption for all stock-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption.

Prior to December 31, 2005, the Company applied APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.

The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to the prior period in comparison to the current period, where it was applied:

	Three Months Ended
	March 31, 2006	March 31, 2005
Net loss applicable to common shareholders, as reported	$(1,813,525)	$(973,836)
Add: Total stock-based employee compensation expense determined under fair value method (1)	—	(116,505)
Proforma net loss	$(1,813,525)	$(1,090,341)
Basic and diluted loss per share
As reported	$(0.02)	$(0.01)
Pro forma	$(0.02)	$(0.01)

(1) March 31, 2006 net loss for the three months ended includes $36,350 of stock-based employee compensation expense.

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[3] Stock-based compensation (continued):

For the three months ended March 31, 2006, the Company included $36,350 of stock-based compensation in its Statement of Operations included in general and administrative expenses. Had the Company continued to account for share-based compensation under APB Opinion No. 25, basic and diluted loss per common share for the three ended March 31, 2006 would have been ($0.02) compared to ($0.02). No stock option expense was included in the Company’s Statement of Operations for the three months ended March 31, 2005.

Under the modified prospective method of transition under SFAS No. 123(R), the Company is not required to restate its prior period financial statements to reflect expensing of stock-based compensation under SFAS No. 123(R). Therefore, the results for the period ended March 31, 2006 are not directly comparable to the same period in the prior year.

Prior to the adoption of SFAS No. 123R, the Company presented cash flows resulting from the tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123R requires cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company did not realize any tax benefits from stock options during the three months ended March 31, 2006.

For purposes of the disclosure in the foregoing table and for purposes of determining estimated fair value under SFAS No.123R, the Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option-pricing model and has applied the assumptions set forth in the following table. The Company calculated expected volatility based upon comparable companies in the industry. The following table illustrates the assumptions used in the Company’s Black-Scholes calculations to determine the stock option expense for the three months ended March 31, 2005.

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Estimated Life (Years)	Weighted Average Option Life (Months)
Three Months ended March 31, 2005	3.58% - 4.11%	0%	70.0%	5	108

The Black-Scholes option-pricing model requires the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of its employee stock options. In addition, management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which can result in changes to these assumptions and methodologies, which could materially impact the Company’s fair value determination.

A summary of option activity under the Plan as of March 31, 2006 and changes during the three month period then ended is presented below.

Summary Details for Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2005	3,629,900	$0.42
Granted	—	0.00
Exercised	—	0.00
Forfeited	—	0.00
Outstanding March 31, 2006	3,629,900	$0.42	8.73	$1,084,862

Exercisable shares as of March 31, 2006	3,129,900

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[3] Stock-based compensation (continued):

There were no options granted, canceled or exercised during the three month period ended March 31, 2006, therefore, the there was no intrinsic value of options exercised or any weighted average fair value of options exercised or granted during the three month period ended March 31, 2006.

A summary of the status of the Company’s unvested shares as of March 31, 2006, and changes during the three month period then ended is presented below.

Unvested shares issued under the Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Unvested balance, December 31, 2005	550,000	$0.87
Granted	—	0.00
Vested	(50,000)	1.20
Forfeited	—	00.0
Unvested balance, March 31, 2006	500,000	$0.84	8.80	$0

As of March 31, 2006, there was $223,173 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. This expense is expected to be recognized over a weighted-average period of 21 months.

The following chart shows the effect of stock option expense on the Statement of Operations:

	Three Months Ended
	March 31, 2006	March 31, 2005
Loss from operations before stock option expense	$(1,777,175)	$(973,836)
Stock option expense	(36,350)	—
Loss from operations	$(1,813,525)	$(973,836)
Net loss before stock option expense	(1,777,175)	(973,836)
Stock option expense	(36,350)	—
Net loss	$(1,813,525)	$(973,836)
Basic and diluted loss per share before stock option expense	$(.02)	$(0.01)
Stock option expense per share	(.00)	0.00
Basic and diluted loss per share	$(0.02)	$(0.01)

[4] Net loss per share:

Basic net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Potentially dilutive common shares of 7,044,672 and 3,831,568 for the three months ended March 31, 2006 and March 31, 2005 respectively, related to stock options and warrants were excluded from the diluted loss per share calculation because their effect would have been anti-dilutive.

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[5] Investments:

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost on the balance sheets.

[6] Fixed assets:

Fixed assets are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset's estimated useful life, which is five years

NOTE C - INVESTMENTS

Investments with original maturities of 91 days to one year are considered short- term investments and are carried at cost. Investments as of March 31, 2006 consist of two United States Treasury Notes, which approximates fair value, and are due in less than one year.

NOTE D - FIXED ASSETS

Fixed assets, at cost, consist of the following:

	March 31, 2006	December 31, 2005
	(Unaudited)
Lab equipment	$11,645	$11,645
Office equipment	74,658	69,037
Total	86,303	80,682
Accumulated depreciation	(14,939)	(10,760)
	$71,364	$69,922

The Company recorded depreciation expense of $4,179 and $986 for the three months ended March 31, 2006 and March 31, 2005 respectively.

NOTE E - ACCRUED EXPENSE

Accrued expenses consisted of the following:

	March 31, 2006	December 31, 2005
	(Unaudited)
Research and development - sponsored research	$140,800	$125,000
Research and development - other	80,000	70,526
Research and development - clinical research organization	—	28,936
Research and development - payroll	—	16,655
Professional fees	45,800	64,311
Payroll - general and administrative	—	20,466
Other	7,130	26,142
	$273,730	$352,036

NOTE F - LOAN PAYABLE

The Company purchases its C1-INH product from the Sanquin Blood Supply Foundation (“Sanquin”). Under our agreement with Sanquin, Sanquin provides a loan to the Company for the value of C1-INH purchased. The loan is subject to a purchase money security interest. Upon regulatory approval, Sanquin will forgive each loan and release all security interests. If regulatory approval is not obtained, then each loan must be payable on the earlier of January 16, 2014 or the termination of the agreement. The principal loan balance outstanding as of March 31, 2006 was $1,090,064, net of discount of $381,802. This discount relates to interest imputed on the original loan balance as it is non-interest bearing and was recorded as a reduction to product costs included in research and development. The loans are payable in Euros and any currency differences are recorded in our Consolidated Statement of Operations. The Company has recorded interest expense using the effective interest rate method. Interest rates range from 4.31% to 7.08%. For the three months ended March 31, 2006 and March 31, 2005 respectively, interest expense recorded was $5,443 and $0. The amount included in research and development expense for the three months March 31, 2006 and March 31, 2005 was $375,359 and $0.

LEV PHARMACEUTICALS INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G- SUBSEQUENT EVENT

On May 4, 2006, the Company entered into a one-year consulting agreement for services to be provided by an investor relations firm. The Company issued 175,000 shares of stock and an additional 175,000 shares are issuable in six months if the agreement is not cancelled. The monthly fee is $10,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties.

Overview

We are a development stage biopharmaceutical company that was formed in July 2003 to focus on developing and commercializing therapeutic products for the treatment of inflammatory diseases. Our product candidates are based on C1-INH, a human plasma protein that mediates inflammation and is potentially applicable as a treatment for a range of medical indications. We initiated a Phase III clinical trial of our lead product candidate, C1-INH for the acute treatment of HAE, in March 2005. In November 2005, we initiated a Phase III clinical trial of C1-INH for the prophylactic treatment of HAE. In October 2005, we received fast track designation status by the FDA for the treatment of HAE. We are also developing C1-INH for the treatment of acute myocardial infarction (“AMI”) and selective other diseases and disorders in which inflammation is known or believed to play an underlying role. We have certain rights to C1-INH technology through agreements with Sanquin (“Sanquin”), an Amsterdam-based not-for-profit organization that provides blood and plasma products and related services, carries out research and provides education, primarily in the Netherlands.

From July 21, 2003 (inception) through March 31, 2006, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial biopharmaceutical products, and do not expect to have such for a number of years, if at all.

As we do not expect to generate product revenues or profits over the next several years, management of cash flow is extremely important. The most significant use of our cash is for research and development activities, which include clinical trials and regulatory clearance. During the three months ended March 31, 2006, our research and development expenses were $1,096,187.

Merger Transaction

On November 5, 2004, Fun City Popcorn (“FCP”), its wholly-owned subsidiary, Lev Acquisition Corp. (“Lev Sub”) and Lev Development Corp., previously know as Lev Pharmaceuticals, Inc. (“Old Lev” or “LDC”), entered into the Agreement and Plan of Merger (as amended on December 8, 2004, the “Agreement”). On December 29, 2004, the merger closed and pursuant to the Agreement, Lev Sub merged into Old Lev and the combined entity became a wholly-owned subsidiary of FCP (the “Public Company Merger”). As a result of the Public Company Merger, FCP issued 5,029,795 shares of common stock and 4,789,433 shares of Series A convertible preferred stock to holders of outstanding Old Lev common stock.

On December 29, 2004, the Board of Directors and stockholders of FCP approved a merger of FCP into a newly formed, wholly-owned subsidiary of FCP incorporated in Delaware (the “Recapitalization Merger”). This merger was undertaken to increase the authorized number of shares of common stock to permit the conversion of the Series A preferred stock, to reincorporate FCP in the State of Delaware and to change the name of the company. On February 17, 2005, the Recapitalization Merger closed and the issued and outstanding Series A Preferred Stock of FCP was automatically converted into an aggregate of 66,767,994 shares of common stock which, along with the 4,505,530 shares of FCP common stock outstanding prior to the Public Company Merger and the 5,029,795 shares of common stock issued to the Old Lev stockholders in the Public Company Merger, resulted in a total of 76,303,319 shares of common stock outstanding as of February 17, 2005. As part of the Recapitalization Merger, Old Lev changed its name to Lev Development Corp., FCP changed its name to Lev Pharmaceuticals, Inc. and we increased our authorized common stock to 200,000,000 shares and our preferred stock to 20,000,000 shares. As a result of these mergers, the stockholders of Old Lev acquired approximately 94% of our outstanding common stock.

The Public Company Merger, which resulted in the stockholders of Old Lev obtaining control of FCP, represents a recapitalization of FCP, or a “reverse merger”, rather than a business combination. In connection therewith, Old Lev's historical capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by FCP while Old Lev's historical accumulated deficit was carried forward. The Statement of Operations reflects the activities of Old Lev from the commencement of its operations on July 21, 2003. In connection with the Agreement, Old Lev paid $350,000 for the acquisition of FCP including $283,731 to certain stockholders and assuming the outstanding tax liability of $66,269. In connection with these mergers, the exercise price of the outstanding warrants and options remained the same. We recorded a charge of approximately $75,000 for the change in value of our outstanding options and warrants as of December 29, 2004 as a result of the increase in the number of common shares into which these equity instruments are exercisable based on the exchange ratio used in the merger, since the aggregate intrinsic value of the warrants and options after the Exchange is greater than before. The Black-Scholes option-pricing model was used to calculate the value of certain options and warrants and the related charge based upon the following weighted average assumptions to determine fair value; risk-free interest rate of 3.58%; expected life of 5 years; dividend yield of 0% and expected volatility of 70%.

Financing Activities

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

Repricing of Options and Warrants

Following the Public Company and Reincorporation Mergers, in May 2005, our Board of Directors determined that the basis for the exchange of options and warrants to purchase common stock of Old Lev outstanding prior to the mergers for options and warrants to purchase our common stock should be changed. Though the number of shares issuable upon exercise of these options and warrants was increased, the parties to the merger did not proportionately reduce the exercise price of these options and warrants to account for the increase in the number of shares outstanding after the merger. The reduced exercise price of these warrants and options was calculated by multiplying the number of shares issuable upon exercise of these warrants and options prior to the mergers times the relevant exercise price, and then dividing that dollar amount by the new number of shares issuable upon exercise of these warrants and options after the mergers.

Prior to the Public Company Merger, warrants to purchase 66,667 and 39,000 shares of common stock were outstanding with exercise prices of $0.10 and $0.85 per share, respectively. Subsequently, pursuant to the exchange ratio in the Agreement, warrants to purchase 190,327 and 111,341 shares of common stock were outstanding with exercise prices of $0.10 and $0.85 per share, respectively. The Board believed this was unfair to the holders of the warrants and made a determination to treat the warrant holders on the same basis as the holders of common stock of Old Lev. Accordingly, in May 2005, the exercise price of outstanding warrants to purchase 190,327 shares was reduced from $0.10 to $0.04 per share, and the exercise price of other outstanding warrants to purchase 111,341 shares was reduced from $0.85 to $0.30 per share. At the date of this repricing, we recognized a charge to operations of approximately $28,000 for the incremental value of these warrants based upon the Black Scholes option pricing model.

In addition, prior to the Public Company Merger, stock options to purchase 500,000 shares of common stock at an exercise price of $0.85 per share were held by each of Joshua D. Schein, Ph.D., our Chief Executive Officer, and by Judson Cooper, our Chairman. Subsequently, pursuant to the exchange ratio in the Agreement, each person’s options were converted into options to purchase 1,427,450 shares of common stock with an exercise price of $0.85 per share (an aggregate of 2,854,900 shares). In May 2005, in addition to repricing the warrants, the Board further determined, subject to obtaining stockholder approval at our next annual meeting, to reduce the exercise price of these options from $0.85 to $0.30 per share. The Board made the determination to seek stockholder approval because it believed that stockholder approval was necessary to reduce the exercise price of such options under the terms of our 2004 Omnibus Incentive Compensation Plan. In addition, the Board believed that the repricing of these options should be subject to stockholder approval because the reduction in exercise price of the stock options directly benefits our Chief Executive Officer and Chairman. However, it should be noted that our Chief Executive Officer and Chairman are also principal stockholders who voted on this proposal. The stockholders approved this repricing at the annual meeting held on December 12, 2005. Presently, Messrs. Schein and Cooper each own options to purchase 1,427,450 shares of common stock at an exercise price of $0.30 per share as opposed to the prior exercise price of $0.85 per share. If they exercise all of these options, Messrs. Schein and Cooper would realize a cash savings of, and the proceeds we would receive would be reduced by, $785,098 for each of them. A charge of $1,427,450 was recorded to our Consolidated Statement of Operations based upon our stock price when our stockholders approved the repricing at the stockholders' meeting and subsequent changes to our stock price through December 31, 2005. These charges ceased upon the adoption of SFAS No. 123R on January 1, 2006.

Plan of Operation

Our plan of operation for the next twelve months is to focus primarily on our Phase III clinical trials of our lead product candidate, C1-INH for the acute and prophylactic treatment of HAE. In addition, we intend to initiate a research program in 2006 for the development of a genetically engineered or recombinant version of C1-INH to be used in the treatment of AMI.

Satisfaction of Cash Resources

We believe that our cash, cash equivalents and investment of $4,338,755 as of March 31, 2006, will not be sufficient to meet our cash requirements for the next twelve months. We have cash commitments through December 31, 2006 of approximately $1,510,000 as disclosed in our 10-KSB to primarily fund our clinical research organization and executive employment contracts. A significant expense for the Phase III clinical trials is the C1-INH product that we purchase from Sanquin. However, this does not affect our cash position because Sanquin has granted a continuing loan to us in the amount of the aggregate purchase price of the C1-INH product. Each loan will be forgiven if regulatory approval is obtained. If regulatory approval is not received, then each loan is payable on the earlier of January 16, 2014 or the termination of the Sanquin distribution agreement. We expect to increase our expenditures for the Phase III clinical trials over the next twelve months. We also expect that our general and administrative expenses and will increase for the next year as we hire additional marketing staff.

To date, we have relied solely upon selling equity securities in private placements to generate cash to implement our plan of operations. We will need additional funding to complete the development and commercialization of our product candidates. To raise additional funds, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. We currently have no firm agreements with any third-parties for financing arrangements and no assurances can be given that we will be successful in raising additional capital from any proposed financings. Further, we cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling shares of Common Stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and generating revenues from operations, we will need to reduce costs and operations substantially. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected.

Research/Product Programs

Hereditary Angioedema

In January 2004, we entered into a distribution and manufacturing services agreement with Sanquin relating to the treatment of HAE. Sanquin currently manufactures and markets a highly purified preparation of C1-INH in Europe and pursuant to the agreement, Sanquin agreed to provide us with C1-INH for use in our clinical trials and for commercial distribution upon regulatory licensure. Pursuant to the agreement, we have distribution rights in Israel and all countries in North, Central and South America, with the exception of the Dutch Overseas Territories, Argentina and Brazil.

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

Acute Myocardial Infarction

We entered into a separate license agreement with Sanquin on January 27, 2004 relating to the treatment of AMI. Under this agreement, we have an exclusive, worldwide, royalty-bearing license, with the right to sublicense, to the use of C1-INH for the treatment of AMI. In connection with the license agreement, we paid Sanquin certain fees and reimbursed Sanquin expenses. In addition, we have an obligation to pay Sanquin royalties on sales of products incorporating the licensed technology.

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

The following analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes contained elsewhere in this Form 10-QSB.

Results of Operations

Three Months Ended March 31, 2006 as compared to the Three Months Ended March 31, 2005

We had no revenues during the three months ended March 31, 2006 and March 31, 2005 because we do not have any commercial biopharmaceutical products.

Research and development expenses for the three months ended March 31, 2006 were $1,096,187 as compared to $446,165 for the three months ended March 31, 2005. The increase of $650,022 primarily represents expenses relating to the Phase III clinical trials. In March 2005, we initiated a Phase III clinical trial for the acute treatment of HAE. In November 2005, we initiated a Phase III clinical trial of C1-INH for the prophylactic treatment of HAE.

General and administrative costs were $753,850 for the three months ended March 31, 2006 as compared to $548,757 for the three months ended March 31, 2005. The increase of $205,093 is primarily due to increases in payroll and related benefits, investor relations, branding, and share-based compensation for employee options.

Interest income was $41,955 for the three months ended March 31, 2006 as compared to $21,086 for the three months ended March 31, 2005. The increase of $20,869 is attributed to obtaining higher interest rates on cash invested for the three months March 31, 2006.

Due to the factors mentioned above, the net loss for the three months ended March 31, 2006 was $1,813,525 or a loss of $ 0.02 per common share, basic and diluted as compared to a loss of $973,836 for the three months ended March 31, 2005 or a loss of $0.01 per common share, basic and diluted.

Liquidity and Capital Resources

As of March 31, 2006, we had cash, cash equivalents and investments of $4,338,755 and working capital was $3,923,223. Net operating cash used in operations was $1,635,047 for the three months ended March 31, 2006 and was primarily due to our loss of $1,813,525. Pursuant to the Sanquin loan agreement, purchases made during our Phase III clinical trials are added to our loans and we are not required to make any principal payments. As of March 31, 2006, our commitment to Sanquin is approximately $4,100,000 during the trial period. We received a price increase of C1-INH effective March 1, 2006. The loans will be forgiven when regulatory approval from the FDA is received. If we do not receive regulatory approval, then the loans are repayable on the earlier of January 16, 2014, or the termination of the Agreement. The loans do not bear interest and we impute interest using the effective interest rate method. Cash provided by investing activities for the year ended March 31, 2006 was $1,494,379 primarily resulting from proceeds from investments.

Our distribution agreement with Sanquin terminates on December 31, 2007, unless extended by us for up to two three-year periods or by mutual agreement of the parties prior to its expiration. Commencing with the receipt of FDA regulatory approval of C1-INH and thereafter, we must purchase from Sanquin a minimum amount of C1-INH valued in Euros equal to be approximately $9,100,000 (as of March 31, 2006) per calendar year.

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

On March 2, 2005, we entered into a CRO services agreement with INC Research which governs INC Research’s provision of services in connection with the support of clinical investigation, management and/or research of our Phase III clinical trial. It is estimated that we will pay INC Research approximately $700,000 for its services in 2006 and 2007.

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

We have cash commitments for the 2006 fiscal year of approximately $1,510,000 primarily to fund our clinical research organization and executives’ employment contracts.

To date, we have relied primarily upon selling equity securities from private placements to generate cash to implement our plan of operations. We believe that our cash and cash equivalents will not be sufficient to meet our cash requirements for the next twelve months. Our capital resources are focused on the clinical development and regulatory approval of C1-INH for the treatment of HAE. We will need additional funding to complete these activities and have been pursuing funding options to meet our goals. We cannot be certain that additional funding will be available on acceptable terms, or at all. To raise additional funds, we intend to either undertake private placements of our securities. However, we currently have no firm agreements with any third-parties for any financing arrangements and no assurances can be given that we will be successful in raising additional capital from any proposed financings. Further, we cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling shares of Common Stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially.

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-KSB for the year ended December 31, 2005 under the heading “Contractual Obligations,” we outlined our commitments and contingencies. For the quarter ended March 31, 2006, there have been no material changes in our commitments and contingencies.

OFF -BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of March 31, 2006 with the exception of our office lease. As of December 31, 2005, our remaining obligation under this lease was $46,365.

CRITICAL ACCOUNTING ESTIMATES

In our Annual Report on Form 10-KSB for the year ended December 31, 2005, our most critical accounting policies and estimates upon which our financial status depends upon were identified as those relating to income taxes, stock based compensation and research and development cost . We reviewed our policies and determined that those policies remain our most critical accounting policies for the quarter ended March 31, 2006. On January 1, 2006 we adopted stock-based compensation (SFAS No. 123(R)). See Note B (3) to our Condensed Consolidated Financial Statements for a discussion of the impact on our company of adopting SFAS No. 123(R).

ITEM 3. CONTROLS AND PROCEDURES

 As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to, nor are any of our property currently the subject of, any pending legal proceeding.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 19, 2006, we issued warrants to purchase 50,000 shares of common stock at $1.10 per share that vest immediately and expire in three years, to consultants to perform public and investor relations services. These securities were issued in reliance on Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated by reference.

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEV PHARMACEUTICALS, INC.

May 11, 2006	By:	/s/ Joshua D. Schein, Ph.D.
Joshua D. Schein, Ph.D. Chief Executive Officer

May 11, 2006	By:	/s/ Douglas J. Beck
Douglas J. Beck Chief Financial Officer