Form 10QSB
period 2006-06-30
Lev Pharmaceuticals Inc
filed 2006-08-09
CIK 1144062

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

N/A

(Former Name, Former Address and Former Fiscal Year, if Changes
Since Last Report

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

As of August 9, 2006, the issuer had 81,702,544 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

Lev Pharmaceuticals, Inc.

Index to Form 10-QSB

		Page
Part I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements	2

	Condensed Consolidated Balance Sheets as of June 30 2006 (Unaudited) and December 31, 2005	2

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2006 and June 30, 2005 and for the Period from July 21, 2003 (Inception) to June 30, 2006	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2006 and June 30, 2005 and for the Period from July 21, 2003 (Inception) to June 30, 2006	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	12

Item 3.	Controls and Procedures	19

Part II.	Other Information	19

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	20

Item 6.	Exhibits	20

	Signatures	21

LEV PHARMACEUTICALS , INC. AND SUBSIDIARY (a development stage enterprise) Condensed Consolidated Balance Sheets	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,928,917	$3,482,616
Investments - held to maturity	---	2,487,390
Prepaid expenses	221,145	276,829
Other assets	12,486	60,081

Total current assets	3,162,548	6,306,916

Fixed assets, net of accumulated depreciation	69,134	69,922
Other assets	16,041	16,817

	$3,247,723	$6,393,655

LIABILITIES
Current liabilities:
Accounts payable	$448,293	$657,230
Accrued expenses	426,306	352,036
Deferred lease liability	760	2,519
Total current liabilities	875,359	1,011,785
Loan payable, net of debt discount	799,007	316,077
Total liabilities	1,674,366	1,327,862

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 20,000,000 authorized, no shares issued and outstanding
Common stock - $0.01 par value, 200,000,000 shares authorized, 81,702,544 and 81,527,544 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	817,025	815,275
Additional paid-in capital	15,913,602	15,671,368
Deficit accumulated during the development stage	(15,157,270)	(11,420,850)
Total stockholders' equity	1,573,357	5,065,793

	$3,247,723	$6,393,655

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period From July 21,2003 (Inception) to June 30,
	2006	2005	2006	2005	2006
Costs and expenses:
Research and development	$840,306	$579,624	$1,936,493	$1,025,789	$5,439,260
Payment to certain Fun City Popcorn, Inc. shareholders representing merger costs					283,732
General and administrative	1,109,699	553,558	1,863,549	1,102,315	9,349,186

Loss before other income	(1,950,005)	(1,133,182)	(3,800,042)	(2,128,104)	(15,072,178)

Other income:
Interest income	37,043	44,390	78,998	65,476	311,805
Interest expense	(9,933)	----	(15,376)	----	(26,842)

Net loss	$(1,922,895)	$(1,088,792)	$(3,736,420)	$(2,062,628)	$(14,787,215)

Net loss per share- basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.03)
Weighted average shares- basic and diluted	81,638,377	79,308,260	81,582,961	77,814,091

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Condensed Consolidated Statements of Cash Flows (Unaudited)

			Period From
	Six Months	Six Months	July 21, 2003
	Ended	Ended	(Inception) to
	June 30,	June 30,	June 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(3,736,420)	$(2,062,628)	$(14,787,215)
Adjustments to reconcile net loss to net cash used
in operating activities:
Compensation to consultants from issuance of
warrants and common stock	137,153	27,819	2,153,508
Repricing of options and warrants			1,455,269
Option and warrants modification from merger			75,201
Depreciation expense	8,605	3,818	19,365
Stock-based compensation expense to employees	106,831		106,831
Accretion of investment income	(12,610)		(12,610)
Supplier purchase funding	482,930	35,293	799,007
Changes in:
Prepaid expenses and other assets	104,055	84,993	(249,168)
Accounts payable	(208,937)	91,687	448,293
Accrued expenses	74,270	94,471	426,306
Deferred lease liability	(1,759)	(748)	760
Income taxes payable		(82,916)	(64,463)
Net cash used in operating activities	(3,045,882)	(1,808,211)	(9,628,916)
Cash flows from investing activities:
Purchase of fixed assets	(7,817)	(55,744)	(88,499)
Proceeds from the sale of investments	2,500,000		2,500,000
Purchase of investments		(1,500,000)	(2,487,390)
Net cash provided by (used in) investing activities	2,492,183	(1,555,614)	75,889

Cash flows from financing activities:
Proceeds from stock subscription receivable			130
Proceeds from notes payable to stockholders			18,000
Repayment of notes payable to stockholders			(18,000)
Net proceeds from sale of common stock and warrants		4,365,097	12,633 572
Net cash provided by financing activities		4,365,227	12,633,572

Net (decrease) increase in cash and cash equivalents	(553,699)	1,001,142	2,928,917
Cash and cash equivalents - beginning of period	3,482,616	5,544,507

Cash and cash equivalents - end of period	$2,928,917	$6,545,649	$2,928,917

Supplemental non-cash flow from investing and financing activities:
During the six months ended June 30, 2006, our supplier (Sanquin) loaned the Company $617,942 for purchases of CI-INH, see note E. In connection with the loan, the Company recorded debt discount of $150,380.
During the six months ended June 30, 2006, the Company issued warrants to a consultant to purchase 50,000 shares of our stock at $1.10 per share that vest immediately and expire on January 19, 2009. The fair value of these warrants was $14,524 using the Black Scholes option pricing model.

During the six months ended June 30, 2006, the Company issued 175,000 shares of common stock to an investor relations firms in connection with a one year consulting agreement. The fair value of these shares was $78,750, see Note G.

For the six months ended June 30, 2006, the Company agreed to issue to a consultant for services to be rendered warrants to purchase an aggregate of 225,000 shares of common stock at an exercise price of $0.62 per share that expire in seven years. Warrants to purchase 100,000 of these shares vested on the date of issuance and the remainder will vest only if the consultant satisfies certain performance criteria. The value of the 100,000 vested warrants was $43,879 using the Black Scholes pricing option model, see Note G.

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

As a development stage enterprise, the Company's primary efforts are devoted to conducting research and development for inflammatory diseases and raising capital. The Company has limited capital resources and has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. As of June 30, 2006, the Company had approximately $2.9 million in cash and cash equivalents. Management believes that cash and cash equivalents on hand as of June 30, 2006 are not sufficient to fund operations through June 30, 2007 and we project that the funds should last partly through the first quarter of 2007. The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

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

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of Presentation:

The consolidated financial statements include the accounts of Lev Pharmaceuticals, Inc. and its wholly-owned subsidiary Lev Development Corp. (formerly Lev Pharmaceuticals, Inc.) All significant intercompany transactions and balances have been eliminated in consolidation. The Company is devoting its efforts to research and development and there has not been any revenues generated from sales, license fees or royalties. The Company's financial statements are presented as statements of a development stage enterprise. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 2005.

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

 [3] Stock-based compensation:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS No. 123(R)”), which requires all stock-based payments, including grants of stock options, to be recognized in the income statement as compensation expense, based on their fair values on the grant date. Under the provisions of SFAS No.123(R), the estimated fair value of options granted under the Company’s Employee 2004 Omnibus Incentive Compensation Plan (“Plan”) are recognized as compensation expense over the option-vesting period. The Company has adopted SFAS No. 123(R), the modified-prospective-transition method, in which compensation expense is recognized beginning with the effective date of the adoption for all stock-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption.

Prior to December 31, 2005, the Company applied APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.

The following table illustrates the effect on net loss and loss per share if the fair value method had been applied to the prior period in comparison to the current period, where it was applied:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net loss applicable to common shareholders, as reported	$(1,922,895)	$(1,088,792)	$(3,736,420)	$(2,062,628)
Add: Total stock-based employee compensation expense determined under fair value method (1)	---	(166,277)	---	(282,782)

Pro forma net loss	$(1,922,895)	$(1,255,069)	$(3,736,420)	$(2,345,410)
Basic and diluted loss per share
As reported	$(0.02)	$(0.01)	$(0.05)	$(0.03)
Pro forma	$(0.02)	$(0.02)	$(0.05)	$(0.03)

(1)  June 30, 2006 net loss for the three months and six months ended includes $70,481and $106,831 of stock-based employee compensation expense.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[3] Stock-based compensation (continued):

For the three and six months ended June 30, 2006, the Company included $70,481 and $106,831, respectively, of stock-based compensation in its Consolidated Statement of Operations. Had the Company continued to account for share-based compensation under APB Opinion No. 25, basic and diluted loss per common share for the three and six months ended June 30, 2006 would have been the same. No stock option expense was included in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2005.

The following table illustrates the breakdown of total stock compensation expense by function:

Stock option expense by function:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Research and development expense	$807,395	$579,624	$1,903,582	$1,025,789
Stock option expense	32,911	---	32,911	---
Total	$840,306	$579,624	$1,936,493	$1,025,789

General and administrative expense	$1,072,129	$553,558	$1,789,629	$1,102,315
Stock option expense	37,570	---	73,920	---
Total	$1,109,699	$553,558	$1,863,549	$1,102,315

Under the modified prospective method of transition under SFAS No. 123(R), the Company is not required to restate its prior period financial statements to reflect expensing of stock-based compensation under SFAS No. 123(R). Therefore, the results for the period ended June 30, 2006 are not directly comparable to the same period in the prior year.

Prior to the adoption of SFAS No. 123(R), the Company presented cash flows resulting from the tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company did not realize any tax benefits from stock options during the three and six months ended June 30, 2006.

For purposes of the disclosure in the foregoing table and for purposes of determining estimated fair value under SFAS No.123(R), the Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option -pricing model and has applied the assumptions set forth in the following table. The Company calculated expected volatility based upon comparable companies in the industry. The following table illustrates the assumptions used in the Company’s Black-Scholes option pricing model to determine the stock option expense for the three and six months ended June 30, 2006.

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Estimated Life (Years)	Weighted Average Remaining Contractual Life (Months)
For the three and six months ended June 30, 2006	3.58% - 4.99%	0%	70.0%	5	106

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

 LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[3] Stock-based compensation (continued):

A summary of option activity under the Plan as of June 30, 2006 and changes during the six month period then ended is presented below.

Summary Details for Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2005	3,629,900	$0.42
Granted	625,000	0.50
Exercised	—	0.00
Forfeited	—	0.00
Outstanding, June 30, 2006	4,254,900	$0.43	8.85	$1,058,166

Exercisable shares as of June 30, 2006	3,229,900

There were no options canceled or exercised during the six month period ended June 30, 2006, therefore, there was no intrinsic value of options exercised or canceled. Additionally, the weighted average, grant date fair value of options granted during the six months was approximately $188,700 or $0.31 per share using the Black Scholes option pricing model. The Company did not value performance options to purchase 100,000 shares of common stock due to an uncertainty of completion of the condition as of June 30, 2006. If services were completed by June 30, 2006, the Company would have recorded approximately $43,000 to the Consolidated Statement of Operations, using the Black Scholes option pricing model.

A summary of the status of the Company’s unvested options as of June 30, 2006, and changes during the three and six month period then ended is presented below.

Unvested options issued under the Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Unvested balance, December 31, 2005	550,000	$0.87
Granted	625,000	0.50
Vested	(150,000)	0.73
Forfeited	—	0.00
Unvested balance, June 30, 2006	1,025,000	$0.6	9.02	$72,066

As of June 30, 2006, there was $315,232 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. This expense is expected to be recognized over a weighted-average period of 20 months.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following chart shows the effect of stock option expense on the Consolidated Statement of Operations:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2006
Loss before other income before stock option expense	$(1,879,524)	$(1,133,182)	$(3,693,211)	$(2,128,104)
Stock option expense	(70,481)	---	(106,831)	--
Loss before other income	$(1,950,005)	$(1,133,182)	$(3,800,042)	$(2,128,104)
Net loss before stock option expense	(1,879,524)	(1,088,792)	(3,629,589)	(2,062,541)
Stock option expense	(70,481)	---	(106,831)	---
Net loss	$(1,922,895)	$(1,088,792)	$(3,736,420)	$(2,062,541)
Basic and diluted loss per share before stock option expense	$(0.02)	$(0.01)	$(0.05)	$(0.03)
Stock option expense per share	(0.00)	---	(0.00)	---
Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.05)	$(0.03)

[4] Net loss per share:

Basic net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. There are potentially dilutive common shares of 7,769,672 for the three and six months ended June 30, 2006 and potentially dilutive common shares of 7,134,999 for the three and six months ended June 30, 2005. Stock options and warrants were excluded from the diluted loss per share calculation because their effect would have been anti-dilutive.

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

[7] New Accounting Pronouncement:

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes a recognition threshold and measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, among other items. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition with respect to uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not anticipate that the adoption of this Statement will have a material effect on our financial position or results of operation.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - FIXED ASSETS

Fixed assets, at cost, consist of the following:

	June 30, 2006 (Unaudited)	December 31, 2005
Lab equipment	$11,645	$11,645
Office equipment	76,854	69,037
Total	88,499	80,682
Accumulated depreciation	(19,365)	(10,760)
	$69,134	$69,922

The Company recorded depreciation expense of $4,426 and $2,832 for the three months ended June 30, 2006 and June 30, 2005, and $8,605 and $3,818 for the six months ended June 30, 2006 and June 30, 2005, respectively.

NOTE D - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2006 (Unaudited)	December 31, 2005
Research and development - sponsored research	$171,500	$125,000
Research and development - other	155,400	70,526
Research and development - clinical research organization	--	28,936
Research and development - payroll	6,788	16,655
Professional fees - general and administrative	45,000	64,311
Payroll- general and administrative	17,668	20,466
Other - general and administrative	29,950	26,142
	$426,306	$352,036

NOTE E - LOAN PAYABLE

The Company purchases its C1-INH product from the Sanquin Blood Supply Foundation (“Sanquin”). Under our agreement with Sanquin, Sanquin provides a loan to the Company for the value of C1-INH purchased. The loan is subject to a purchase money security interest. Upon regulatory approval, Sanquin will forgive each loan and release all security interests. If regulatory approval is not obtained, then each loan is payable on the earlier of January 16, 2014 or the termination of the agreement. The principal loan balance outstanding as of June 30, 2006 was $799,007, net of discount of $403,052. This discount relates to interest imputed on the original loan balance as it is non-interest bearing and was recorded as a reduction to product costs that were included as research and development expense. The loans are payable in Euros and any currency differences are recorded in our Consolidated Statement of Operations. The Company has recorded interest expense using the effective interest rate method. Interest rates range from 4.31% to 7.51%. For the three months ended June 30, 2006 and June 30, 2005, interest expense was $9,933 and $0, respectively. For the six months ended June 30, 2006 and June 30, 2005, interest expense was $15,376 and $0, respectively. The amount included in research and development expense for product cost for the three months ended June 30, 2006 and June 30, 2005 was $80,812 and $35,293, respectively. The amount included in research and development expense for product cost for the six months ended June 30, 2006 and June 30, 2005 was $617,942 and $35,293, respectively.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTE F - EMPLOYMENT AGREEMENTS

The Company entered into employment agreements with its Chief Financial Officer and Vice President - Regulatory Affairs and Product Development, on June 7, 2006 for two and three years, respectively. The Company’s CFO will receive an annual base salary of $175,000 for the initial year and increasing to $183,500 for the second year. In addition, he was granted options to purchase 125,000 shares of our common stock at an exercise price of $0.50 per share, the fair market value at the date of grant, which options vest equally over two years. The option agreement contains a change of control provision. The Company’s Vice President - Regulatory Affairs and Product Development will receive an annual base salary of $200,000 during the term of the agreement and will be entitled to an annual bonus of $20,000 on each anniversary date. In addition, our Vice President- Regulatory Affairs and Product Development was granted options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share, the fair market value at the date of grant, which options vest as follows: 100,000 shares vest on the commencement date of the employment agreement, options to purchase an additional 300,000 shares shall vest equally over three years and a further amount of options to purchase 100,000 shares shall vest upon the occurrence of the milestone event specified in the employment agreement. The option agreements contain a change of control provision. The employment agreements provide for a severance payment if the employee is terminated without cause.

NOTE G - CONSULTING AGREEMENTS

On January 19, 2006, the Company entered into an agreement with an investor relations firm to provide services and issued warrants to purchase 50,000 common stock at $1.10 per share that will expire in three years. The fair value of warrants was $14,524 based on the Black Scholes option pricing model. The weighted average assumptions used to determine fair market value of the warrants are as follows: interest rate of 4.34%, expected warrant life of 3 years, dividend yield of 0% and expected volatility of 70%.

On May 4, 2006, the Company has entered into a one-year consulting agreement for services from an investor relations firm. The Company issued 175,000 shares of common stock at a fair value of $78,750 and an additional 175,000 shares are issuable in six months if the agreement is not cancelled. The monthly fee is $10,000.

On June 28, 2006, the Company agreed to issue to a consultant for services to be rendered warrants to purchase an aggregate of 225,000 shares of common stock at an exercise price of $0.62 per share and expiring in seven years. Warrants to purchase 100,000 of these shares vested on the date of issuance and the remainder will vest only if the consultant satisfies certain performance criteria. In addition, a maximum of 80,000 additional warrants will be granted to this consultant in the event he satisfies additional performance criteria. In addition, the consultant is due $100,000 through February 2007 and can earn an additional $180,000 if the consultant satisfies performance criteria as defined in the consulting agreement. The Company valued 100,000 vested warrants at $43,879 based upon the Black Scholes option pricing model. The weighted average assumptions used to determine fair market value of the warrants is as follows: interest rate of 5.23%; expected warrant life: 7 years; dividend yield of 0% and expected volatility of 70%. The Company did not value 125,000 warrants related due to the performance condition due to the uncertainty of satisfying this criteria as of June 30, 2006. If service would have been completed by June 30, 2006, the value of 125,000 warrants would be been approximately $57,000.

NOTE H - SUBSEQUENT EVENT

On August 2, 2006, the Company entered into an employment agreement with its new Vice President - Marketing and Sales. Pursuant to this agreement, the Company’s Vice President - Sales and Marketing receives an annual base salary of $240,000 during the term of the agreement and will be eligible to receive an annual bonus of up to 35% of his base salary subject to his attainment of performance criteria to be approved by the Board. In addition, the Company awarded the Vice President - Sales and Marketing a one-time signing bonus of $30,000 upon the execution of the employment agreement. In connection with his entering into the employment agreement, the Vice President - Sales and Marketing was granted options to purchase 600,000 shares of the Company’s common stock at an exercise price equal of $0.65 per share on August 2, 2006. These options vest as follows: 200,000 shares vest on the commencement date of the employment agreement, options to purchase an additional 400,000 shares shall vest in equal amounts of 100,000 on each of the first four anniversary dates of the commencement date. The option agreement provides for a change of control provision. The employment contract provides for a severance payment if the employee is terminated without cause.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties.

Forward Looking Statements

This Report on Form 10-QSB for Lev Pharmaceuticals, Inc. may contain forward-looking statements. We are including the following cautionary statement in this Quarterly Report on Form 10-QSB to make applicable the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us or on our behalf. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Any forward-looking statement contained in this document speaks only as of the date on which the statement is made. We undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in good faith forward-looking statements. Certain of these risks are set forth under “Risk Factors” in our Annual Report on Form 10-KSB and our periodic reports filed with the SEC. These risks include, without limitation: the carrying-out of our research and development program for our product candidates, including demonstrating their safety and efficacy at each stage of testing; the timely obtaining of regulatory approvals; the commercialization of our product candidates, at reasonable costs; the ability to compete against products intended for similar use by recognized and well capitalized pharmaceutical companies; our ability to raise capital when needed, and without adverse and highly dilutive consequences to stockholders; and our ability to retain management and obtain additional employees as required. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of our company, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements.

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

From July 21, 2003 (inception) through June 30, 2006, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial biopharmaceutical products, and do not expect to have such for a number of years, if at all.

As we do not expect to generate product revenues or profits over the next several years, management of cash flow is extremely important. The most significant use of our cash is for research and development activities, which include clinical trials and regulatory clearance. During the three and six months ended June 30, 2006, our research and development expenses were $840,306 and 1,936,493, respectively.

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

The Public Company Merger, which resulted in the stockholders of Old Lev obtaining control of FCP, represents a recapitalization of FCP, or a “reverse merger”, rather than a business combination. In connection therewith, Old Lev's historical capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by FCP while Old Lev's historical accumulated deficit was carried forward. The Consolidated Statement of Operations reflects the activities of Old Lev from the commencement of its operations on July 21, 2003. In connection with the Agreement, Old Lev paid $350,000 for the acquisition of FCP including $283,731 to certain stockholders and assuming the outstanding tax liability of $66,269. In connection with these mergers, the exercise price of the outstanding warrants and options remained the same. We recorded a charge of approximately $75,000 for the change in value of our outstanding options and warrants as of December 29, 2004 as a result of the increase in the number of common shares into which these equity instruments are exercisable based on the exchange ratio used in the merger, since the aggregate intrinsic value of the warrants and options after the Exchange is greater than before. The Black-Scholes option-pricing model was used to calculate the value of certain options and warrants and the related charge based upon the following weighted average assumptions to determine fair value; risk-free interest rate of 3.58%; expected life of 5 years; dividend yield of 0% and expected volatility of 70%.

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

Repricing of Options and Warrants

 Following the Public Company and Reincorporation Mergers, in May 2005, our Board of Directors determined that the basis for the exchange of options and warrants to purchase common stock of Old Lev outstanding prior to the mergers. Though the number of shares issuable upon exercise of these options and warrants was increased, the parties to the merger did not proportionately reduce the exercise price of these options and warrants to account for the increase in the number of shares outstanding after the merger. The reduced exercise price of these warrants and options was calculated by multiplying the number of shares issuable upon exercise of these warrants and options prior to the mergers times the relevant exercise price, and then dividing that dollar amount by the new number of shares issuable upon exercise of these warrants and options after the mergers.

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

In addition, prior to the Public Company Merger, stock options to purchase 500,000 shares of common stock at an exercise price of $0.85 per share were held by each of Joshua D. Schein, Ph.D., our Chief Executive Officer, and by Judson Cooper, our Chairman. Subsequently, pursuant to the exchange ratio in the Agreement, each person’s options were converted into options to purchase 1,427,450 shares of common stock with an exercise price of $0.85 per share (an aggregate of 2,854,900 shares). In May 2005, in addition to repricing the warrants, the Board further determined, subject to obtaining stockholder approval at our next annual meeting, to reduce the exercise price of these options from $0.85 to $0.30 per share. The Board made the determination to seek stockholder approval because it believed that stockholder approval was necessary to reduce the exercise price of such options under the terms of our 2004 Omnibus Incentive Compensation Plan. In addition, the Board believed that the repricing of these options should be subject to stockholder approval because the reduction in exercise price of the stock options directly benefits our Chief Executive Officer and Chairman. However, it should be noted that our Chief Executive Officer and Chairman are also principal stockholders who voted on this proposal. The stockholders approved this repricing at the annual meeting held on December 12, 2005. Presently, Messrs. Schein and Cooper each own options to purchase 1,427,450 shares of common stock at an exercise price of $0.30 per share as opposed to the prior exercise price of $0.85 per share. If they exercise all of these options, Messrs. Schein and Cooper would realize a cash savings of, and the proceeds we would receive would be reduced by, $785,098 for each of them. A charge of $1,427,450 was recorded to our Consolidated Statement of Operations based upon our stock price when our stockholders approved the repricing at the stockholders' meeting and subsequent changes to our stock price through December 31, 2005. These charges ceased upon the adoption of SFAS No. 123(R) on January 1, 2006.

Plan of Operation

Our plan of operation for the next twelve months is to focus primarily on our Phase III clinical trials of our lead product candidate, C1-INH for the acute and prophylactic treatment of HAE. In addition, we intend to initiate a research program in 2006 for the development of a genetically engineered or recombinant version of C1-INH to be used in the treatment of AMI.

Satisfaction of Cash Resources

 To date, we have relied solely upon selling equity securities in private placements to generate cash to implement our plan of operations. We believe that our cash and cash equivalents of $2,928,917 as of June 30, 2006, will not be sufficient to meet our cash requirements for the next twelve months. We are currently pursuing equity financing alternatives in order to raise funds for operations for at least the next twelve months. To raise additional funds, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. However, we currently have no firm agreements with any third-parties for any financing arrangements and no assurances can be given that we will be successful in raising additional capital from any proposed financings. Further, we cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially.  Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. We have cash commitments through December 31, 2006 of approximately $1,510,000 as disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2005 to primarily fund our clinical research organization and executive employment contracts. A significant expense for the Phase III clinical trials is the C1-INH product that we purchase from Sanquin. However, this does not affect our cash position because Sanquin has granted continuing loans to us in the amount of the aggregate purchase price of the C1-INH product. Each loan will be forgiven if regulatory approval is obtained. If regulatory approval is not received, then each loan is payable on the earlier of January 16, 2014 or the termination of the Sanquin distribution agreement. We expect to increase our expenditures for the Phase III clinical trials over the next twelve months. We also expect that our general and administrative expenses and will increase for the next year as we hire additional marketing staff.

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

This second development program is focused on the use of C1-INH in treating AMI. Current treatments for AMI, both surgical and pharmaceutical, are directed at restoring blood flow to heart tissue or preventing further obstruction. Despite a widespread appreciation for the role of inflammation in AMI in both the scientific and medical communities, no presently available treatments directly target the mechanisms of inflammation. Based on preliminary animal and clinical data, we believe that C1-INH may be useful as a treatment for AMI. We intend to initiate a research program during the fourth quarter of 2006 for the development of a genetically engineered or recombinant version of C1-INH to be used in the treatment of AMI. In 2007, we may initiate studies for C1-INH in treating AMI, if we obtain additional funding and if we are able to acquire additional C1-INH product from Sanquin. There can be no assurance that we will raise any additional funds or that we will acquire the resources needed to conduct further research and trials for the treatment of AMI.

The following analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes contained elsewhere in this Form 10-QSB.

Results of Operations

Three Months Ended June 30, 2006 as compared to the Three Months Ended June 30, 2005

We had no revenues during the three months ended June 30, 2006 and June 30, 2005 because we do not have any commercial biopharmaceutical products.

Research and development expenses for the three months ended June 30, 2006 and 2005 were $840,306 and $579,624, respectively. The increase of $260,682 primarily represents expenses relating to the Phase III clinical trials. In March 2005, we initiated a Phase III clinical trial for the acute treatment of HAE. In November 2005, we initiated a Phase III clinical trial of C1-INH for the prophylactic treatment of HAE. During the three months ended June 30, 2006, we entered into an employment agreement with our Vice President - Regulatory Affairs pursuant to which we granted him options, subject to vesting conditions, to purchase 500,000 shares of common stock. Employee stock compensation for options granted were $32,911 for the three months ended June 30, 2006.

General and administrative costs for the three months ended June 30, 2006 and 2005 were $1,109,699 and $553,558, respectively. The increase of $556,141 was primarily due to increases in payroll and related benefits, investor relations, donations, professional fees and share-based compensation for employee options. During the three months ended June 30, 2006, we entered into an employment agreement with our Chief Financial Officer pursuant to which we granted him options, subject to vesting conditions, to purchase 125,000 shares of common stock. Employee stock compensation for options granted were $37,570 for the three months ended June 30, 2006.

Interest income for the three months ended June 30, 2006 and 2005 was $37,043 and $44,390, respectively. The decrease of $7,347 was attributed to having less cash to invest.

Due to the factors mentioned above, the net loss for the three months ended June 30, 2006 was $1,922,895 or a loss of $ 0.02 per common share, basic and diluted as compared to a loss of $1,088,792 for the three months ended June 30, 2005 or a loss of $0.01 per common share, basic and diluted.

Six Months Ended June 30, 2006 as compared to the Six Months Ended June 30, 2005

We had no revenues during the six months ended June 30, 2006 and June 30, 2005 because we do not have any commercial biopharmaceutical products.

Research and development expenses for the six months ended June 30, 2006 and 2005 were $1,936,493 and $1,025,789, respectively. The increase of $910,704 primarily represents expenses relating to the Phase III clinical trials. In March 2005, we initiated a Phase III clinical trial for the acute treatment of HAE. In November 2005, we initiated a Phase III clinical trial of C1-INH for the prophylactic treatment of HAE. During the six months ended June 30, 2006, we entered into an employment agreement with our Vice President - Regulatory Affairs pursuant to which we granted him options, subject to vesting conditions, to purchase 500,000 shares of common stock. Employee stock compensation for options granted were $32,911 for the six months ended June 30, 2006.

General and administrative costs for the six months ended June 30, 2006 and 2005 were $1,863,549 and $1,102,315, respectively. The increase of $761,234 was primarily due to increases in payroll and related benefits, investor relations, donations, professional fees and share-based compensation for employee options. During the six months ended June 30, 2006, we entered into an employment agreement with our Chief Financial Officer pursuant to which we granted him options, subject to vesting conditions, to purchase 125,000 shares of common stock. Employee stock compensation for options granted were $73,920 for the six months ended June 30, 2006.

Interest income for the six months ended June 30, 2006 and 2005 was $78,998 and $65,476, respectively. The increase of $13,522 was attributed to investing cash at a higher rate of return, offset by a reduction in cash available for investment.

Due to the factors mentioned above, the net loss for the six months ended June 30, 2006 was $3,736,420 or a loss of $ 0.05 per common share, basic and diluted as compared to a loss of $2,062,628 for the six months ended June 30, 2005 or a loss of $0.03 per common share, basic and diluted.

Liquidity and Capital Resources

As of June 30, 2006, we had cash, cash equivalents and investments of $2,928,917 and working capital was $2,287,189. Net operating cash used in operations was $3,045,882 for the six months ended June 30, 2006 and was primarily due to our loss of $3,736,420. Net cash used in operating activities was $1,808,211 for the six months ended June 30, 2005. This increase in cash used of $1,237,671 in operating activities as compared to the same period last year primarily relates to net loss difference from both periods $1,673,792 and the difference in both periods in non -cash transactions of $655,979. The aggregate difference in the net loss and non-cash transaction for the six moths ended June 30, 2006 and June 30, 2005 was $1,107,813. Pursuant to the Sanquin loan agreement, purchases made during our Phase III clinical trials are added to our loans and we are not required to make any principal payments. As of June 30, 2006, our commitment to Sanquin is approximately $4,100,000 during the trial period. We received a price increase of C1-INH effective March 1, 2006. The loans will be forgiven when regulatory approval from the FDA is received. If we do not receive regulatory approval, the loans are repayable on the earlier of January 16, 2014, or the termination of the Agreement. The loans do not bear interest and we impute interest using the effective interest rate method. Cash provided by investing activities for the six months ended June 30, 2006 was $2,492,183 primarily resulting from proceeds from the sale of investments.

Our distribution agreement with Sanquin terminates on December 31, 2007, unless extended by us for up to two three-year periods or by mutual agreement of the parties prior to its expiration. Commencing with the receipt of FDA regulatory approval of C1-INH and thereafter, we must purchase from Sanquin a minimum amount of C1-INH valued in Euros equal to be approximately $9,400,000 (as of June 30, 2006) per calendar year.

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

On March 2, 2005, we entered into a CRO services agreement with INC Research that governs INC Research’s provision of services in connection with the support of clinical investigation, clinical data management, clinical monitoring and/or research of our Phase III clinical trials. It is estimated that we will pay INC Research at least approximately $705,000 for its services in 2006 and 2007 as of December 31, 2005. However, due to the variability associated with the conduct of clinical trials, we are unable to estimate with certainty the future costs we will incur under our CRO agreement. We anticipate that these costs will increase significantly above our current estimates in future periods as a result of our initiation or expansion of the clinical trials.

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

We have cash commitments for the remainder of the 2006 fiscal year of approximately $1,510,000 primarily to fund our clinical research organization and executives’ employment contracts.

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

As a development stage enterprise, our primary efforts, to date, have been devoted to conducting research and development, raising capital, forming collaborations and recruiting staff. We have limited capital resources and have experienced a net loss attributable to our common stockholders of $14,787,215 since inception and have had negative cash flows from operations since inception. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights and general and administrative expenses. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses, and we may never achieve profitable operations.

We expect our cash requirements for operating activities will increase due to the following future activities:

•	Conduct commercialization activities in support of our product candidates, including development of market plans and regional sales and marketing capabilities;

•	Conduct clinical programs, including clinical trials to support regulatory submissions of our product candidates;

•	Maintain, protect and expand our intellectual property;

•	Develop expanded internal infrastructure; and

•	Hire additional personnel.

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-KSB for the year ended December 31, 2005 under the heading “Contractual Obligations,” we outlined our commitments and contingencies. For the quarter ended June 30, 2006, there have been no material changes in our commitments and contingencies except for the employment agreements and consulting agreement that we entered into during June and August 2006. See Notes F through H to our Unaudited Condensed Consolidated Financial Statements for additional information regarding these agreements.

OFF -BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of June 30, 2006 with the exception of our office lease. As of December 31, 2005, our remaining obligation under this lease was $46,365.

CRITICAL ACCOUNTING ESTIMATES

In our Annual Report on Form 10-KSB for the year ended December 31, 2005, our most critical accounting policies and estimates upon which our financial status depends upon were identified as those relating to income taxes, stock based compensation and research and development cost . We reviewed our policies and determined that those policies remain our most critical accounting policies for the quarter ended June 30, 2006. On January 1, 2006 we adopted stock-based compensation (SFAS No. 123(R)). See Note B (3) to our Condensed Consolidated Financial Statements for a discussion of the impact on our company of adopting SFAS No. 123(R).

ITEM 3. CONTROLS AND PROCEDURES

 As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to, nor are any of our property currently the subject of, any pending legal proceeding.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

  On May 4, 2006, we issued 175,000 shares of our common stock to an investor relations firm in connection with entering into a one-year consulting services agreement. The issuance of securities described above were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering as the recipients acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and the securities were issued without general solicitation or advertising.

On June 28, 2006, we agreed to issue to a consultant for services to be rendered warrants to purchase an aggregate of 225,000 shares of common stock at an exercise price of $0.62 per share and expire in seven years. Warrants to purchase 100,000 of these shares vested on the date of issuance and the remainder will vest only if the consultant satisfies certain performance criteria. In addition, a maximum of 80,000 additional warrants will be granted to this consultant in the event he satisfies additional performance criteria. The issuance of securities described above were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering as the recipients acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and the securities were issued without general solicitation or advertising.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Not applicable.

ITEM 5. OTHER INFORMATION

Effective July 31, 2006, Mr. Joseph Truitt was hired as our Vice President - Marketing and Sales and on August 2, 2006, we entered into an employment agreement with Mr. Truitt, the terms of which are described in Note H to our Unaudited Condensed Consolidated Financial Statements.

ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated by reference.

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith

10.1	Employment Agreement between the Registrant and Douglas J. Beck	8-K	6/7/06	10.1

10.2	Employment Agreement between the Registrant and Jason Bablak	8-K	6/7/06	10.2

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lev Pharmaceuticals, Inc.

August 9, 2006	By:	/s/ Joshua D. Schein, Ph.D.

Joshua D. Schein, Ph.D.
Chief Executive Officer

August 9, 2006	By:	/s/ Douglas J. Beck

Douglas J. Beck
Chief Financial Officer