Form 10QSB
period 2006-09-30
Lev Pharmaceuticals Inc
filed 2006-11-14
CIK 1144062

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________ to ______________

Commission File Number: 000-32947

Lev Pharmaceuticals, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	88-0211496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 East 42nd Street, Suite 1700 New York, New York	10168
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (212) 682-3096

122 East 42nd Street, Suite 2606

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

As of November 7, 2006, the issuer had 114,010,236 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

Lev Pharmaceuticals, Inc.

Index to Form 10-QSB

		Page
Part I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements	2

	Condensed Consolidated Balance Sheets as of September 30 2006 (Unaudited) and December 31, 2005	2

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2006 and September 30, 2005 and for the Period from July 21, 2003 (Inception) to September 30, 2006	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2006 and September 30, 2005 and for the Period from July 21, 2003 (Inception) to September 30, 2006	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	13

Item 3.	Controls and Procedures	20

Part II.	Other Information	21

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

	Signatures	22

LEV PHARMACEUTICALS , INC. AND SUBSIDIARY (a development stage enterprise) Condensed Consolidated Balance Sheets	September 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,199,337	$3,482,616
Investments - held to maturity	—	2,487,390
Prepaid expenses	196,870	276,829
Other assets	17,496	60,081

Total current assets	1,413,703	6,306,916

Fixed assets, net of accumulated depreciation	89,830	69,922
Other assets	—	16,817

	$1,503,533	$6,393,655

LIABILITIES
Current liabilities:
Accounts payable	$535,212	$657,230
Accrued expenses	636,473	352,036
Deferred lease liability	—	2,519
Total current liabilities	1,171,685	1,011,785
Loan payable, net of debt discount	1,006,216	316,077
Total liabilities	2,177,901	1,327,862

Commitments and contingencies

STOCKHOLDERS' (DEFICT)EQUITY
Preferred stock - $0.01 par value, 20,000,000 authorized, no shares issued and outstanding
Common stock - $0.01 par value, 200,000,000 shares authorized, 81,702,544 and 81,527,544 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	817,025	815,275
Additional paid-in capital	16,214,582	15,671,368
Deficit accumulated during the development stage	(17,705,975)	(11,420,850)
Total stockholders' (deficit) equity	(674,368)	5,065,793
	$1,503,533	$6,393,655

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period From July 21, 2003 (Inception) to September 30,
	2006	2005	2006	2005	2006
Costs and expenses:
Research and development	$1,556,341	$554,730	$3,492,834	$1,580,519	$6,995,601
Merger costs					283,732
General and administrative	999,903	688,982	2,863,452	1,791,297	10,349,089
Loss before other income	(2,556,244)	(1,243,712)	(6,356,286)	(3,371,816)	(17,628,422)

Other income:
Interest income	19,535	60,800	98,533	126,276	331,340
Interest expense	(11,996)	(3,127)	(27,372)	(3,127)	(38,838)

Net loss	$(2,548,705)	$(1,186,039)	$(6,285,125)	$(3,248,667)	$(17,335,920)

Net loss per share- basic and diluted	$(0.03)	$(0.01)	$(0.08)	$(0.04)
Weighted average shares- basic and diluted	81,702,544	81,385,154	81,623,408	79,001,223

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine Months	Nine Months	July 21, 2003
	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,
	2006	2005	2006
Net loss	$(6,285,125)	$(3,248,667)	$(17,335,920)
Adjustments to reconcile net loss to net cash used
in operating activities:
Compensation to consultants from issuance of
warrants and common stock	222,450	27,819	2,238,305
Repricing of options and warrants			1,455,269
Option and warrants modification from merger			75,201
Depreciation expense	13,458	7,044	24,219
Amortization of debt discount	36,553		36,553
Stock-based compensation expense to employees	322,515		322,515
Accretion of investment income	(12,610)		(12,610)
Supplier purchase funding	653,586	237,883	969,663
Changes in:
Prepaid expenses and other assets	139,360	141,275	(213,363)
Accounts payable	(122,018)	138,639	535,212
Accrued expenses	284,437	(46,099)	636,473
Deferred lease liability	(2,519)	(1,459)
Income taxes payable		(82,916)	(64,463)
Net cash used in operating activities	(4,749,913)	(2,826,481)	(11,332,946)
Cash flows from investing activities:
Purchase of fixed assets	(33,366)	(59,684)	(114,049)
Proceeds from the sale of investments	2,500,000		2,500,000
Purchase of investments		(1,500,000)	(2,487,390)
Net cash provided by (used in) investing activities	2,466,634	(1,559,684)	(101,439)
Cash flows from financing activities:
Proceeds from stock subscription receivable			130
Proceeds from notes payable to stockholders			18,000
Repayment of notes payable to stockholders			(18,000)
Net proceeds from sale of common stock and warrants		4,365,097	12,633 592
Net cash provided by financing activities		4,365,097	12,633,722
Net (decrease) increase in cash and cash equivalents	(2,283,279)	(21,068)	1,199,337
Cash and cash equivalents - beginning of period	3,482,616	5,544,507
Cash and cash equivalents - end of period	$1,199,337	$5,523,439	$1,199,337

Supplemental non-cash flow from investing and financing activities:

During the nine months ended September 30, 2006 and 2005, our supplier (Sanquin) loaned the Company $945,072 and $237,883 for purchases of CI-INH, see note E. In connection with the loan, the Company recorded a debt discount of $291,486 and $0 for the nine months ended September 2006 and 2005, respectively.

During the nine months ended September 30, 2006, the Company issued warrants to a consultant to purchase 50,000 shares of our common stock at $1.10 per share that vest immediately and expire on January 19, 2009. The fair value of these warrants was $14,524 using the Black Scholes option pricing model.

During the nine months ended September 30, 2006, the Company issued 175,000 shares of common stock to an investor relations firm in connection with a one- year consulting agreement. The fair value of these shares was $78,750, see Note G.

For the nine months ended September 30, 2006, the Company agreed to issue to a consultant for services to be rendered warrants to purchase an aggregate of 225,000 shares of common stock at an exercise price of $0.62 per share that expire in seven years. Warrants to purchase 100,000 of these shares vested on the date of issuance and the remainder will vest only if the consultant satisfies certain performance criteria. The value of the 100,000 vested warrants was $43,879 using the Black Scholes pricing option model. The Company recorded the value of 125,000 unvested warrants at $85,297 based upon the Black Scholes option pricing model related to the performance condition because as of September 30, 2006, it is probable that the performance condition will be satisfied, see Note G.

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

As a development stage enterprise, the Company's primary efforts are devoted to conducting research and development for inflammatory diseases and raising capital. The Company has limited capital resources and has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. As of September 30, 2006, the Company had approximately $1.2 million in cash and cash equivalents. Management believes that cash and cash equivalents on hand as of September 30, 2006 together with the net proceeds of approximately $19.7million from a private placement, see Note H, will be sufficient to fund operations for the next twelve months.

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

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of Presentation:

The consolidated financial statements include the accounts of Lev Pharmaceuticals, Inc. and its wholly-owned subsidiary Lev Development Corp. All significant intercompany transactions and balances have been eliminated in consolidation. The Company is devoting its efforts to research and development and there has not been any revenues generated from sales, license fees or royalties. The Company's financial statements are presented as statements of a development stage enterprise. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 2005.

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

[3] Stock-based compensation:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS No. 123(R)”), which requires all stock-based payments, including grants of stock options, to be recognized in the Statement of Operations as compensation expense, based on their fair values on the grant date. Under the provisions of SFAS No.123(R), the estimated fair value of options granted under the Company’s Employee 2004 Omnibus Incentive Compensation Plan (“Plan”) are recognized as compensation expense over the option-vesting period. The Company has adopted SFAS No. 123(R), the modified-prospective-transition method, in which compensation expense is recognized beginning with the effective date of the adoption for all stock-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. During the three and nine months ended September 30, 2006, the Company recorded $216,333 and $322,514 of stock-based employee compensation expense, respectively.

Prior to December 31, 2005, the Company applied APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant, provided that pro forma net loss and net loss per share disclosures were made as required by the original provisions of SFAS No. 123. The following table illustrates the effect on net loss and loss per share if the fair value method had been applied under SFAS No. 123 to the prior period.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net loss applicable to common shareholders, as reported	$(1,186,039)	$(3,248,667)
Add: Total stock-based employee compensation expense determined under fair value method	(148,812)	(431,594)
Pro forma net loss	$(1,334,851)	$(3,680,261)
Basic and diluted loss per share
As reported	$(0.01)	$(0.04)
Pro forma	$(0.02)	$(0.05)

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[3] Stock-based compensation (continued):

The following table illustrates the breakdown of total stock compensation expense by function for the three and nine months ended September 30, 2006:

Stock option expense by function:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

Research and development expense	$1,473,212	$3,377,444
Stock option expense	83,129	115,390
Total	$1,556,341	$3,492,834

General and administrative expense	$866,699	$2,656,327
Stock option expense	133,204	207,125
Total	$999,903	$2,863,452

Under the modified prospective method of transition under SFAS No. 123(R), the Company is not required to restate its prior period financial statements to reflect expensing of stock-based compensation under SFAS No. 123(R). Therefore, the results for the period ended September 30, 2006 are not directly comparable to the same period in the prior year.

Prior to the adoption of SFAS No. 123(R), the Company presented cash flows resulting from the tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows (Unaudited). SFAS No. 123(R) requires cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows since the Company has incurred net operating losses from operations. The Company did not realize any tax benefits from stock options during the three and nine months ended September 30, 2006.

For purposes of the disclosure in the foregoing table and for purposes of determining estimated fair value under SFAS No.123(R), the Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option -pricing model and has applied the assumptions set forth in the following table. The Company calculated expected volatility based upon comparable companies in the industry. The following table illustrates the assumptions used in the Company’s Black-Scholes option pricing model to determine the stock option expense for the three and nine months ended September 30, 2006 and 2005.

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Estimated Life (Years)	Weighted Average Remaining Contractual Life (Months)
For the three and nine months ended September 30, 2006 and 2005	3.58% - 4.99%	0%	70.0%	5	98

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

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[3] Stock-based compensation (continued):

A summary of option activity under the Plan as of September 30, 2006 and changes during the nine month period then ended is presented below.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2005	3,629,900	$0.42
Granted	1,565,000	0.60
Exercised	—	0.00
Forfeited	—	0.00
Outstanding, September 30, 2006	5,194,900	$0.47	8.21	$2,254,240

Exercisable shares as of September 30, 2006	3,429,900	$0.32	8.81	$1,840,440

Summary Details for Plan:

There were no options canceled or exercised during the nine month period ended September 30, 2006, therefore, there was no intrinsic value of options exercised or canceled. Additionally, the weighted average, grant date fair value of options granted during the nine months was approximately $655,846 or $0.42 per share using the Black Scholes option pricing model. For the three and nine months ended September 30, 2006 the Company recorded $77,927 to research and development expense for the value of performance-based conditions of the options to purchase 120,000 shares of common stock because it is more likely then not that the performance condition will be met. For subsequent periods, the value of these options will be charged or credited to the Statement of Operations until the performance condition is met based upon our stock price. If the milestone is not met, then the cumulative charges will be reversed to the Statement of Operations. A summary of the status of the Company’s unvested options as of September 30, 2006, and changes during the three and nine month period then ended is presented below.

Unvested options issued under the Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Unvested balance, December 31, 2005	550,000	$0.87
Granted	1,565,000	0.60
Vested	(350,000)	0.69
Forfeited	—	0.00
Unvested balance, September 30, 2006	1,765,000	$0.67	8.45	$70,296

As of September 30, 2006, there was $552,631 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. This expense is expected to be recognized over a weighted-average period of 20 months.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[3] Stock-based compensation (continued):

The following chart shows the effect of stock option expense on the Consolidated Statement of Operations:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Loss before other income and stock option expense	$(2,339,910)	$(1,243,712)	$(5,891,450)	$(3,371,816)
Stock option expense	(216,334)	—	(322,514)	—
Loss before other income	$(2,556,244)	$(1,243,712)	$(6,213,964)	$(3,371,816)
Net loss before stock option expense	$(2,332,371)	$(1,186,039)	$(5,962,611)	$(3,248,667)
Stock option expense	(216,334)	—	(322,514)	—
Net loss	$(2,548,705)	$(1,186,039)	$(6,285,125)	$(3,248,667)
Basic and diluted loss per share before stock option expense	$(0.03)	$(0.01)	$(0.07)	$(0.04)
Stock option expense per share	(0.00)	—	(0.00)	—
Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.08)	$(0.04)

[4] Net loss per share:

Basic net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. There were potentially dilutive common shares of 8,709,672 for the three and nine months ended September 30, 2006 and potentially dilutive common shares of 6,944,672 for the three and nine months ended September 30, 2005 since stock options and warrants were excluded from the diluted loss per share calculation because their effect would have been anti-dilutive.

[5] Investments:

Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost on the balance sheets. Held to maturity, investments with original maturities of 91 days to one year are considered short- term investments and are carried at cost.

[6] Fixed assets:

  Fixed assets are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset's estimated useful life, which is five years.

[7] New Accounting Pronouncements:

On September 15, 2006 the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements.  The Statement provides guidance for using fair value to measure assets and liabilities.  This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The Statement does not expand the use of fair value in any new circumstances.  It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes a recognition threshold and measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, among other items. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition with respect to uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not anticipate that the adoption of this Statement will have a material effect on our financial position or results of operation.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - FIXED ASSETS

Fixed assets, at cost, consist of the following:

	September 30, 2006 (Unaudited)	December 31, 2005
Lab Equipment	$11,645	$11,645
Office Equipment	102,403	69,037
Total	114,048	80,682
Accumulated Depreciation	(24,218)	(10,760)
	$89,830	$69,922

The Company recorded depreciation expense of $4,856 and $3,226 for the three months ended September 30, 2006 and September 30, 2005, and $13,458 and $7,044 for the nine months ended September 30, 2006 and September 30, 2005, respectively.

NOTE D - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2006 (Unaudited)	December 31, 2005
Research and development - sponsored research	$202,750	$125,000
Research and development - other	396,487	70,526
Research and development - clinical research organization	--	28,936
Research and development -payroll	6,260	16,655
Professional fees - general and administrative	27,000	64,311
Payroll- general and administrative	--	20,466
Other - general and administrative	3,976	26,142
	$636,473	$352,036

NOTE E - LOAN PAYABLE

The Company purchases its C1-INH product from the Sanquin Blood Supply Foundation (“Sanquin”). Under our agreement with Sanquin, Sanquin provides a loan to the Company for the value of C1-INH purchased. The loan is subject to a purchase money security interest.   Upon regulatory approval, Sanquin will forgive each loan and release all security interests. If regulatory approval is not obtained, then each loan is payable on the earlier of January 16, 2014 or the termination of the agreement. The principal loan balance outstanding as of September 30, 2006 was $1,006,216 net of debt discount of $522,974. This debt discount relates to interest imputed on the original loan balance as it is non-interest bearing and was recorded as a reduction to product costs that were included as research and development expense. The loans are payable in Euros and any currency differences are recorded in our Unaudited Consolidated Statement of Operations. The Company has recorded interest expense using the effective interest rate method. Interest rates range from 4.31% to 7.64%. For the three months ended September 30, 2006 and September 30, 2005, interest expense was $11,965 and $3,127 respectively. For the nine months ended September 30, 2006 and September 30, 2005, interest expense was $15,376 and $3,127, respectively. The amount included in research and development expense for product cost for the three months ended September 30, 2006 and September 30, 2005 was $195,244 and $202,593, respectively. The amount included in research and development expense for product cost for the nine months ended September 30, 2006 and September 30, 2005 was $653,586 and $237,883, respectively.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTE F - EMPLOYMENT AGREEMENTS

The Company entered into employment agreements with its Chief Financial Officer (“CFO”) and Vice President - Regulatory Affairs and Product Development, on June 7, 2006 for two and three years, respectively. The Company’s CFO will receive an annual base salary of $175,000 for the initial year and increasing to $183,500 for the second year. The CFO was granted options to purchase 125,000 shares of our common stock at an exercise price of $0.50 per share, the fair market value at the date of grant, 72,500 options vest on each anniversary date. The Company’s Vice President - Regulatory Affairs and Product Development will receive an annual base salary of $200,000 during the term of the agreement and will be entitled to an annual bonus of $20,000 on each anniversary date. In addition, our Vice President- Regulatory Affairs and Product Development was granted options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share, the fair market value at the date of grant, which options vest as follows: 100,000 shares vest on the commencement date of the employment agreement, 300,000 shares shall vest equally over three years and 100,000 shares shall vest upon the occurrence of the milestone event specified in the employment agreement. The option agreements contain a change of control provision. The employment agreements provide for a severance payment if the employee is terminated without cause.

The Company entered into an employment agreement with its Vice President - Marketing and Sales on August 2, 2006. Pursuant to this agreement, the Company’s Vice President - Sales and Marketing receives an annual base salary of $240,000 during the term of the agreement and will be eligible to receive an annual bonus of up to 35% of the base salary subject to his attainment of performance criteria to be approved by the Board. In addition, the Company awarded the Vice President - Sales and Marketing a one-time signing bonus of $30,000 upon the execution of the employment agreement. In connection with the employment agreement, the Vice President - Sales and Marketing was granted options to purchase 600,000 shares of the Company’s common stock at an exercise price equal of $0.65 per share, the fair value at the date of grant. These options vest as follows: 200,000 shares vest on the commencement date of the employment agreement, and options to purchase an additional 400,000 shares shall vest in equal amounts of 100,000 on each of the first four anniversary dates of the commencement date. The option agreement provides for a change of control provision. The employment contract provides for a severance payment if the employee is terminated without cause.

NOTE G - CONSULTING AGREEMENTS

On January 19, 2006, the Company entered into an agreement with an investor relations firm to provide services. The Company issued warrants to purchase 50,000 shares of common stock at $1.10 per share that will expire in three years. The fair value of warrants was $14,524 based on the Black Scholes option pricing model. The weighted average assumptions used to determine fair market value of the warrants are as follows: interest rate of 4.34%, expected warrant life of 3 years, dividend yield of 0% and expected volatility of 70%.

On May 4, 2006, the Company has entered into a one-year consulting agreement for services from an investor relations firm. The Company issued 175,000 shares of common stock at a fair value of $78,750. An additional 175,000 shares are issuable in six months if the agreement is not cancelled. The Company cancelled this agreement on November 1, 2006. The monthly fee is $10,000.

On June 28, 2006, the Company agreed to issue to a consultant for research and development services, warrants to purchase an aggregate of 225,000 shares of common stock at an exercise price of $0.62 per share and expiring in seven years. Warrants to purchase 100,000 of these shares vested on the date of issuance and the remainder will vest only if the consultant satisfies a milestone performance obligation as specified in the consultant’s agreement. In addition, a maximum of 80,000 additional warrants will be granted to this consultant in the event he satisfies additional performance milestones. The consultant is due $100,000 through February 2007 and can earn an additional $180,000 for the attainment of an additional milestone as defined in the consulting agreement. The Company valued the 100,000 vested warrants at $43,879 based upon the Black Scholes option pricing model. The weighted average assumptions used to determine fair market value of the warrants is as follows: interest rate of 5.23%; expected warrant life of 7 years; dividend yield of 0% and expected volatility of 70%. For the three and nine months ended September 30, 2006, the Company recorded the value of 125,000 unvested warrants at $85,297 based upon the Black Scholes option pricing model related to the performance condition because it is more probable then not that as of September 30, 2006, the performance criteria will be met. The weighted average assumptions used to determine fair market value of the warrants is as follows: interest rate of 4.60%; expected warrant life: 7 years; dividend yield of 0% and expected volatility of 70%. In addition, the Company incurred $170,000 of expenses related to this agreement of through September 30, 2006 which includes an amount of $100,000 for the expected milestone payment. For subsequent periods, the value of the warrant will be credited or charged to the Statement of Operations at each reporting by December 31, 2006 to reflect subsequent changes in value until the milestone has been met. If the milestone has not been met, then cumulative charges will be reversed to the Statement of Operations.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTE H - SUBSEQUENT EVENT

On October 16, 2006 and October 20, 2006, the Company closed on a private placement for the sale of an aggregate of $21,000,000 million of its securities sold in units to certain institutional and other accredited investors. The securities sold in units by the Company in the private placement consist of 32,307,692 shares of its common stock and 9,692,308 warrants to purchase common stock, at a purchase price of $0.65 per share. The warrants are exercisable at any time until five years from the initial closing date at price of $0.84 per share. After giving effect to the payment of commissions and offering expenses, Lev received approximately $19.7 million in net proceeds. The Company paid commissions of approximately $1.3 million and has agreed to issue 1,698,538 and 198,519 warrants to registered broker-dealers that assisted us in the financing (the “Agent Warrants”). The Agent Warrants are being issued at $0.84 per share and $1.18 per share and expire five years from the date of issue. The Company will incur additional expenses to register the shares and warrants. The Company has agreed to file a registration statement within 30 days of the initial closing date covering the resale of the shares of common stock that were issued in the financing, including the shares which may be issued upon exercise of the warrants. Under a registration rights agreement entered into with the investors, the Company is obligated to file a registration statement within 30 days from the initial closing date and to have the Securities and Exchange Commission declare the registration statement effective within 120 days from the filing date, or 180 days from such date if the SEC undertakes a full review of the registration statement. The Company is also required to maintain effectiveness of the registration statement for two years. In addition, the Company agreed to issue 630,000 additional warrants to the investors, as liquidated damages, in the event the Registration Statement is not declared effective within the time periods prescribed by the Registration Rights Agreement, which warrants would be exercisable at $0.01 per share, expiring in five years. The Company will evaluate the accounting implications for the warrants issued in this private placement.

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

From July 21, 2003 (inception) through September 30, 2006, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial biopharmaceutical products, and do not expect to have such for a number of years, if at all.

As we do not expect to generate product revenues or profits over the next several years, management of cash flow is extremely important. The most significant use of our cash is for research and development activities, which include clinical trials and regulatory clearance. During the three and nine months ended September 30, 2006, our research and development expenses were $1,556,341 and $3,492,834, respectively.

Financing Activities

  On October 16, 2006 and October 20, 2006, we sold an aggregate of 32,307,692 shares of our common stock and warrants to purchase up to an aggregate of 9,692,308 shares of common stock for aggregate proceeds of $21,000,000 to certain institutions and accredited investors. The warrants are exercisable at any time until five years from the initial closing date at price of $0.84 per share. We intend to use the net proceeds of the private placement of approximately $19.7 million for continued funding of our clinical trials, additional research and development efforts, and general working capital purposes. We paid approximately $1.3 million in total commissions and expenses to broker-dealers engaged to assist us in the financing and also issued warrants to purchase up to 1,897,057 shares of common stock as additional compensation to the broker-dealers, which warrants will be issued on the substantially the same terms as the Warrants issued to the investors. We will incur additional expenses in connection with registering the resale of these securities in accordance with the registration rights agreement. The common stock and warrants were sold under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated thereunder, on a private placement basis, to institutional and accredited investors. We made our determination of the availability of such exemptions based upon the facts and circumstances surrounding the private placement, including the representations and warranties made by the purchasers in the Securities Purchase Agreement and the fact that restrictive legends were placed on, and stop transfer orders placed against, the certificates for the Shares and the related Warrants.

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

Merger Transaction

On November 5, 2004, Fun City Popcorn (“FCP”), its wholly-owned subsidiary, Lev Acquisition Corp. (“Lev Sub”) and Lev Development Corp., previously known as Lev Pharmaceuticals, Inc. (“Old Lev” or “LDC”), entered into the Agreement and Plan of Merger (as amended on December 8, 2004, the “Agreement”). On December 29, 2004, the merger closed and pursuant to the Agreement, Lev Sub merged into Old Lev and the combined entity became a wholly-owned subsidiary of FCP (the “Public Company Merger”). As a result of the Public Company Merger, FCP issued 5,029,795 shares of common stock and 4,789,433 shares of Series A convertible preferred stock to holders of outstanding Old Lev common stock.

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

Repricing of Options and Warrants

Following the Public Company and Reincorporation Mergers, in May 2005, our Board of Directors determined the basis for the exchange of options and warrants to purchase common stock of Old Lev outstanding prior to the mergers and determined to reduce the exercise price to be proportionate before the merger transaction occurred. Though the number of shares issuable upon exercise of these options and warrants was increased, the parties to the merger did not proportionately reduce the exercise price of these options and warrants to account for the increase in the number of shares outstanding after the merger. The reduced exercise price of these warrants and options was calculated by multiplying the number of shares issuable upon exercise of these warrants and options prior to the mergers times the relevant exercise price, and then dividing that dollar amount by the new number of shares issuable upon exercise of these warrants and options after the mergers.

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

Satisfaction of Cash Resources

 To date, we have relied solely upon selling equity securities in private placements to generate cash to implement our plan of operations. In October 2006, we complete a private financing pursuant to which we received net proceeds of approximately $19.7 million. However, we will incur additional expenses in connection with registering the resale of these securities in accordance with the registration rights agreement we entered into with the investors in this financing. Based on our current levels of research and development and our business plan, we believe that our existing cash and cash equivalents (including the proceeds received from our recent private placement), payments for research and development services and other payments required to be made by our collaboration partners should be sufficient to fund our anticipated levels of operations through at least the end of 2007. As of September 30, 2006, we have cash commitments through December 31, 2006 of approximately $701,000 to primarily fund our clinical research organization and executive employment contracts. A significant expense for the Phase III clinical trials is the C1-INH product that we purchase from Sanquin. This does not affect our cash position because Sanquin has granted continuing loans to us in the amount of the aggregate purchase price of the C1-INH product. Each loan will be forgiven if regulatory approval is obtained. If regulatory approval is not received, then each loan is payable on the earlier of January 16, 2014 or the termination of the Sanquin distribution agreement. We expect to increase our expenditures for the Phase III clinical trials over the next twelve months. We also expect that our general and administrative expenses and will increase for the next year as we hire additional staff.

As we expect that our cash used in operations will increase significantly over the next several years, we may need to raise additional capital to complete the development and commercialization of our current product candidates. No assurances can be given that we will be successful in raising additional capital from any proposed financings. Further, we cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected.

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

Results of Operations

Three Months Ended September 30, 2006 as compared to the Three Months Ended September 30, 2005

We had no revenues during the three months ended September 30, 2006 and September 30, 2005 because we do not have any commercial biopharmaceutical products.

Research and development expenses for the three months ended September 30, 2006 and 2005 were $1,556,341 and $555,730, respectively. The increase of $1,001,611 primarily represents expenses relating to the progress of the Phase III clinical trials of which $83,129 was for employee stock option expense, $85,297 was for compensation expense for warrants issued to a consultant and $118,000 was for consulting expenses as described in Note G to our Unaudited Financial Statements. In March 2005, we initiated a Phase III clinical trial for the acute treatment of HAE. In November 2005, we initiated a Phase III clinical trial of C1-INH for the prophylactic treatment of HAE.

General and administrative expenses for the three months ended September 30, 2006 and 2005 were $999,903 and $688,982, respectively. The increase of $310,921 was primarily due to increases in payroll and related benefits, professional fees and share-based compensation for employee options. Employee stock compensation for options granted was $133,204 for the three months ended September 30, 2006 and the Company did not have this expense in the prior period ended September 30, 2005.

Interest income for the three months ended September 30, 2006 and 2005 was $19,535 and $60,800, respectively. The decrease of $41,265 was attributed to having less cash to invest.

Due to the factors mentioned above, the net loss for the three months ended September 30, 2006 was $2,548,705 or a loss of $ 0.03 per common share, basic and diluted as compared to a loss of $1,186,039 for the three months ended September 30, 2005 or a loss of $0.01 per common share, basic and diluted.

Nine Months Ended September 30, 2006 as compared to the Nine Months Ended September 30, 2005

We had no revenues during the nine months ended September 30, 2006 and September 30, 2005 because we do not have any commercial biopharmaceutical products.

Research and development expenses for the nine months ended September 30, 2006 and 2005 were $3,492,834 and $1,580,519, respectively. The increase of $1,912,315 primarily represents expenses relating the progress of the Phase III clinical trials. In March 2005, we initiated a Phase III clinical trial for the acute treatment of HAE. In November 2005, we initiated a Phase III clinical trial of C1-INH for the prophylactic treatment of HAE. The increase is due to increased purchases of C1-INH of $415,703, employee stock option expense of $115,390, compensation expense for warrants issued to a consultant of $129,176 and incurred $176,000 to a consultant as described in the Notes to our Unaudited Financial Statements.

General and administrative expenses s for the nine months ended September 30, 2006 and 2005 were $2,863,452 and $1,791,297 respectively. The increase of $1,072,155 was primarily due to increases in payroll and related benefits, investor relations, donations, professional fees and share-based compensation for employee options. Employee stock compensation for options granted was $207,125 for the nine months ended September 30, 2006 and we did not have this expense in the prior period ended September 30, 2005.

Interest income for the nine months ended September 30, 2006 and 2005 was $98,533 and $126,276, respectively. The decrease of $27,743 was attributed to having less cash to invest.

Due to the factors mentioned above, the net loss for the nine months ended September 30, 2006 was $6,285,125 or a loss of $ 0.08 per common share, basic and diluted as compared to a loss of $3,248,667 for the nine months ended September 30, 2005 or a loss of $0.04 per common share, basic and diluted.

Liquidity and Capital Resources

 As of September 30, 2006, we had cash, cash equivalents and investments of $1,199,337 and working capital was $242,018. Subsequently, in October 2006, we received net proceeds of approximately $19.7 million in a private placement of our securities. However, we will incur additional expenses in connection with registering the resale of these securities in accordance with the registration rights agreement we entered into with the investors in this financing. Net operating cash used in operations was $4,749,913 for the nine months ended September 30, 2006 and was primarily due to our loss of $6,285,125 which was offset by non cash expenses of $1,238,951. Net cash used in operating activities was $2,826,481 for the nine months ended September 30, 2005. This increase in cash used of $3,458,644 in operating activities as compared to the same period last year primarily relates to the difference in the net loss of $ 3,036,458 and non cash expenses of $966,205. Pursuant to the Sanquin loan agreement, purchases made during our Phase III clinical trials are added to our loans and we are not required to make any principal payments. As of September 30, 2006, our purchase commitment to Sanquin was approximately $4,200,000 and the loan was $1,006,216, net of debt discount. We received a price increase for C1-INH effective March 1, 2006. The loans will be forgiven when regulatory approval from the FDA is received. If we do not receive regulatory approval, the loans are repayable on the earlier of January 16, 2014, or the termination of the Agreement. The loans do not bear interest and we impute interest using the effective interest rate method. Cash provided by investing activities for the nine months ended September 30, 2006 was $2,466,634 primarily resulting from proceeds from the sale of investments.

Our distribution agreement with Sanquin terminates on December 31, 2007, unless extended by us for up to two three-year periods or by mutual agreement of the parties prior to its expiration. Commencing with the receipt of FDA regulatory approval of C1-INH and thereafter, we must purchase from Sanquin a minimum amount of C1-INH valued in Euros equal to be approximately $9,516,000 (as of September 30, 2006) per calendar year.

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

On March 2, 2005, we entered into a CRO services agreement with INC Research that governs INC Research’s provision of services in connection with the support of clinical investigation, clinical data management, clinical monitoring and/or research of our Phase III clinical trials. We entered into a separate services agreement with INC Research in September 2006 which governs INC Research’s provision of additional services in connection with our Phase III clinical trials and activities related to the commercialization of our product candidates. The services provided by INC Research pursuant to both contractual arrangements are on a work-order basis and we are invoiced on a time and materials basis. We have the right to terminate both agreements, and any pending work-order, on prior notice and without cause. As of September 30, 2006, we have estimated that we will pay INC Research at least $1,492,000 for its services under both agreements in 2006 and 2007. However, due to the variability associated with the conduct of clinical trials, we are unable to estimate with certainty the future costs we will incur under our CRO agreement. We anticipate that these costs will increase significantly above our current estimates in future periods as a result of our initiation or expansion of the clinical trials.

On October 16, 2006 and October 20, 2006, we sold an aggregate of 32,307,692 shares of our common stock and warrants to purchase up to an aggregate of 9,692,308 shares of common stock for aggregate proceeds of $21,000,000 to certain institutions and accredited investors. The warrants are exercisable at any time until five years from the initial closing date at price of $0.84 per share. We intend to use the net proceeds of the private placement of approximately $19.7 million for continued funding of our clinical trials, additional research and development efforts, and general working capital purposes. We paid approximately $1.3 million in total commissions and expenses to broker-dealers engaged to assist it in the financing and also issued warrants to purchase up to 1,897,057 shares of common stock as additional compensation to the broker-dealers, which warrants were issued on substantially the same terms as the Warrants issued to the investors.

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

As of September 30, 2006, we have cash commitments for the remainder of the 2006 fiscal year of approximately $701,000 primarily to fund our clinical research organization and executives’ employment contracts.

To date, we have relied primarily upon selling equity securities from private placements to generate cash to implement our plan of operations. Based on our current levels of research and development and our business plan, we believe that our cash and cash equivalents as of September 30, 2006 and the net proceeds of approximately $19.7 million from our recently completed private placement should be sufficient to fund our anticipated levels of operations through at least the end of 2007. Our capital resources are focused on the clinical development and regulatory approval of C1-INH for the treatment of HAE. As we expect that our cash used in operations will increase significantly over the next several years, we may need to raise additional capital to complete the development and commercialization of our current product candidates. No assurances can be given that we will be successful in raising additional capital from any proposed financings. Further, we cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected.

As a development stage enterprise, our primary efforts, to date, have been devoted to conducting research and development, raising capital, forming collaborations and recruiting staff. We have limited capital resources and have experienced a net loss attributable to our common stockholders of $17,705,975 since inception and have had negative cash flows from operations since inception. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights and general and administrative expenses. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses, and we may never achieve profitable operations.

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

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-KSB for the year ended December 31, 2005 under the heading “Contractual Obligations,” we outlined our commitments and contingencies. For the nine months ended September 30, 2006, there have been no material changes in our commitments and contingencies except for the employment agreements and consulting agreement that we entered into during such period. See Notes F and G to our Unaudited Condensed Consolidated Financial Statements for additional information regarding these agreements.

OFF -BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of September 30, 2006 with the exception of our office lease. As of December 31, 2005, our remaining obligation under this lease was $46,365 which was satisfied and we extended it on a month to month basis through October 31, 2006. We entered into a one year agreement for office space at a location in metropolitan Philadelphia, Pennsylvania, on September 25, 2006 for approximately $54,000.

CRITICAL ACCOUNTING ESTIMATES

In our Annual Report on Form 10-KSB for the year ended December 31, 2005, our most critical accounting policies and estimates upon which our financial status depends upon were identified as those relating to income taxes, stock-based compensation and research and development cost. We reviewed our policies and determined that those policies remain our most critical accounting policies for the quarter ended September 30, 2006. On January 1, 2006 we adopted stock-based compensation (SFAS No. 123(R)), which requires all stock-based payments, including grants of stock options, to be recognized in the statement of operations as compensation based upon their fair value on the date of grant. See Note B (3) to our Condensed Consolidated Financial Statements for a discussion of the impact on our company of adopting SFAS No. 123(R).

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to, nor are any of our property currently the subject of, any pending legal proceeding.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Until November 1, 2006, our principal executive office was located at: 122 East 42nd Street, Suite 2606, New York, New York. We occupied these premises pursuant to a sublease which expired on August 31, 2006 and in accordance with a monthly arrangement with the landlord thereafter. Commencing November 1, 2006, our principal executive office is located at 122 East 42nd Street, Suite 1700, New York, New York. We occupy this space pursuant to a two-month arrangement with the landlord, which we can extend on a month-to-month basis. Our monthly payment under our current arrangement is $5,300. In addition, in September, 2006, we entered into a twelve month lease for approximately 3,100 square feet of office space in metropolitan Philadelphia, Pennsylvania. Our rent obligation for these premises is $4,458 per month.

ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated by reference.

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith
10.1	Employment Agreement between the Registrant and Joseph Truitt	8-K	8/2/06	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lev Pharmaceuticals, Inc.

Date: November 14, 2006	By:	/s/ Joshua D. Schein, Ph.D.
Joshua D. Schein, Ph.D.
Chief Executive Officer

Date: November 14, 2006	By:	/s/ Douglas J. Beck
Douglas J. Beck
Chief Financial Officer