Form 10KSB
period 2006-12-31
Lev Pharmaceuticals Inc
filed 2007-03-30
CIK 1144062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

COMMISSION FILE NO. 000-32947

LEV PHARMACEUTICALS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	88-0211496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

675 Third Avenue, Suite 2200 New York, New York	10017
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

The issuer’s revenues for the year ended December 31, 2006 were $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 23, 2007: $103,140,393.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 23, 2007, there were outstanding an aggregate of 114,088,402 shares of Common Stock, par value $0.01 per share

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ii

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

Introduction

We are a development stage biopharmaceutical company that was formed in July 2003 to develop and commercialize therapeutic products for the treatment of inflammatory diseases. Our product candidates are based on C1-esterase inhibitor, C1-INH, a human plasma protein that modulates inflammation and is potentially applicable as a treatment for a range of medical indications. During 2005, we initiated a Phase III clinical trial of our lead product candidate, C1-INH for the treatment, both acute and prophylactic, of hereditary angioedema (“HAE”). In October 2005, we received fast track designation status by the U.S Food and Drug Administration, (“FDA”) for the treatment of HAE. On March 14, 2007, we announced positive results from our Phase III clinical trial of C1-INH for the acute treatment of HAE. Based on the positive results of this study, we intend to submit a biologics license application, or BLA, to the FDA during the second quarter of 2007. In addition to the acute study, the clinical trial of the prophylactic use of C1-INH in preventing HAE attacks in more severely affected patients is ongoing and is expected to conclude in the second half of 2007. The FDA has substantial discretion in the approval process and may disagree with our interpretation of the data submitted in the BLA. Accordingly, there can be no assurance that the FDA will ultimately approve our BLA. We are also developing C1-INH for the treatment of selective other diseases and disorders, such as acute myocardial infarction (“AMI”), or heart attack, in which inflammation is known or believed to play an underlying role. We have certain rights to C1-INH technology through agreements with Sanquin Blood Supply Foundation (“Sanquin”), an Amsterdam-based not-for-profit organization that provides blood and plasma products and related services, carries out research and provides education, primarily in the Netherlands.

General

Our principal executive office is located at 675 Third Avenue, Suite 2200, New York, New York 10017 and our telephone number is (212) 682-3096. Our website is www.levpharma.com. Information contained in our website shall not be deemed to constitute a part of this Form 10-KSB.

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

Product Programs

Our lead program is the development of C1-INH for the treatment of HAE. HAE is a rare genetic disorder characterized by episodic attacks of edema (swelling) in the extremities, face, abdomen, and most seriously, the airway passages. The disease is caused by a deficiency of C1-INH, and there are believed to be 10,000 or more people with HAE in the United States.

In July 2004, we received orphan drug designation from the FDA for C1-INH (human), which, upon product licensure from the FDA, could provide us with a seven-year exclusive right to market the C1-INH product as a treatment for HAE in the United States. This designation is for both acute and prophylactic treatment. In October 2005, we received fast track designation status by the FDA for both acute and prophylactic treatment of HAE. Fast track designation facilitates the development and expedites the review of drugs and biologics intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. We initiated a Phase III clinical trial of C1-INH for the acute treatment of HAE in March 2005 and in November 2005 we initiated a Phase III clinical trial of C1-INH for the prophylactic treatment of HAE. The trials are multi-center, placebo-controlled, double-blind studies designed to examine the use of C1-INH in both treating acute attacks of HAE and in preventing the onset of such attacks. Phase III clinical trials of this type are highly unpredictable, and may take from one year to many years for completion, depending on a large number of factors, most of which are entirely beyond our control. Following completion of a successful Phase III trial, we intend to submit a biologics license application, or BLA, to the FDA. Preparation of this BLA could take from six months to substantially more than one year. Following the submission of the BLA, the FDA may take from six months, in the case of an expedited review, to more than one year, to review the BLA. There can be no assurance that any of these timelines can or will be met, and there can be no assurance that the outcome of our Phase III trials will be successful or that the results of the trials will support licensure by the FDA.

On January 17, 2007, we announced that we have completed patient treatment in the acute portion of a pivotal Phase III clinical trial for our lead product candidate, C1-INH for the treatment of HAE. On March 14, 2007, we announced positive results from our Phase III clinical trial of C1-INH for the acute treatment of HAE. In the acute study, the protocol-defined primary endpoint was reached, showing a clinically and statistically significant reduction in the time to sustained relief of acute HAE symptoms. Based on the positive results of this study, we intend to submit a BLA to the FDA during the second quarter of 2007.

The second phase of the trial, examining the effectiveness of C1- INH in preventing inflammatory attacks in more severely affected HAE patients, is ongoing and is expected to conclude in the second half of 2007.

Our second development program is focused on the use of C1-INH in treating AMI, commonly known as a heart attack. AMI results from an obstruction of blood flow to the heart. There are approximately 865,000 patients with AMI in the United States annually, resulting in an estimated 171,000 directly attributable deaths. Current treatments for AMI, both surgical and pharmaceutical, are directed at restoring blood flow to heart tissue or preventing further obstruction. Despite a widespread appreciation for the role of inflammation in AMI in both the scientific and medical communities, no presently available treatments directly target the mechanisms of inflammation. Based on preliminary animal and clinical data presented by others, we believe that C1-INH may be useful as a treatment for AMI. We intend to initiate a research program in 2007 for the development of a genetically engineered or recombinant version of C1-INH to be used in the treatment of AMI. In 2007, we may also initiate studies for C1-INH in treating AMI. There can be no assurance, however, that we will have sufficient resources to deploy in furtherance of all of these potential research programs, in addition to our ongoing clinical trials, within the next twelve months or at all.

The process of inflammation underlies a number of other serious diseases, including gram-negative septicemia and inflammatory bowel disease, and is now also understood to play a role in other disorders previously thought to be unrelated to inflammation, including Alzheimer’s disease and stroke. As a potent mediator of inflammation, C1-INH has been examined as a potential treatment for some of these diseases in animal studies, and, in a limited number of disorders, in clinical studies as well. Based on these studies, and on the role C1-INH is known to play in inhibiting key inflammatory pathways, we intend to develop C1-INH for certain other diseases and disorders. We believe that the extensive clinical experience with C1-INH in treating HAE in Europe will facilitate its introduction into other clinical indications.

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

Hereditary Angioedema (HAE)

Background

HAE is a genetic disorder characterized by episodes of edema (swelling) in the extremities, face, abdomen, and airway passages. The majority of patients have stretches of severe abdominal pain, nausea, and vomiting that is caused by swelling in the intestinal wall. Attacks that involve the face and throat must be taken seriously and medical treatment should be sought without delay. Swelling of the throat can close the air passage and cause death by suffocation. The mortality rate from untreated airway obstruction has been reported to be over 30% with death most frequently caused by asphyxiation due to airway closure. The course of the disease is diverse and unpredictable, even within a single patient over his lifetime. Swelling caused by HAE usually lasts for 24-72 hours, but the length of an attack can range from four hours to four days. On average, patients experience approximately one attack per month, but the frequency is highly variable. As many as 5% to 10% of patients are severely affected, experiencing attacks one to three times per week. HAE affects between 1:10,000 and 1:50,000 individuals worldwide and there are believed to be 10,000 or more people with HAE in the United States.

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

On March 2, 2005, we entered into a CRO (Clinical Research Organization) services agreement with INC Research which governs INC Research's provision of services in connection with the support of clinical investigation, management and/or research of our Phase III clinical trial. We entered into a separate services agreement with INC Research in September 2006 which governs INC Research’s provision of additional services in connection with our Phase III clinical trials and activities related to the commercialization of our product candidates. The services provided by INC Research pursuant to both contractual arrangements are on a work-order basis and we are invoiced on a time and materials basis. We have the right to terminate both agreements, and any pending work-order, on prior notice and without cause. As of December 31, 2006, we have estimated that we will pay INC Research at least $1,272,000 for its services under both agreements in 2007. However, due to the variability associated with the conduct of clinical trials, we are unable to estimate with certainty the future costs we will incur under our CRO agreement. We anticipate that these costs will increase significantly above our current estimates in future periods as a result of our initiation or expansion of the clinical trials.

In October 2005, we received fast track designation status by the FDA for the treatment of HAE. We initiated a Phase III clinical trial of C1-INH for the acute treatment of HAE in March 2005. In November 2005, we initiated a Phase III clinical trial of C1-INH for the prophylactic treatment of HAE. On January 17, 2007, we announced that we have completed patient treatment in the acute portion of a pivotal Phase III clinical trial for our lead product candidate, C1-INH for the treatment of HAE. On March 14, 2007, we announced positive results from our Phase III clinical trial of C1-INH for the acute treatment of HAE. In the acute study, the protocol-defined primary endpoint was reached, showing a clinically and statistically significant reduction in the time to sustained relief of acute HAE symptoms. The primary endpoint was met using the protocol-defined intent to treat analysis, with a median time to sustained symptom relief of 2.0 hours for patients receiving C1-INH compared to greater than four hours, the maximum evaluation period, for patients receiving placebo. Based on the positive results of this study, we intend to submit a BLA to the FDA during the second quarter of 2007. The second phase of the trial, examining the effectiveness of C1- INH in preventing inflammatory attacks in more severely affected HAE patients, is ongoing and is expected to conclude in the second half of 2007.

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

The supply of plasma derived C1-INH may not be sufficient for the treatment of AMI. Based on the rights we obtained from Sanquin, as described below, we intend to initiate a research program for the development of a genetically engineered or recombinant version of C1-INH.

Distribution, Manufacturing and Licensing Relationships

Distribution and Manufacturing Services Agreement with Sanquin

We entered into a Distribution and Manufacturing Services Agreement with Sanquin as of January 16, 2004. Under this agreement, Sanquin has granted us (i) the exclusive right to distribute, market, offer for sale, sell, import and promote C1-INH derived from human plasma manufactured by Sanquin for the treatment of HAE in Israel and in all countries in North America and South America (other than the Dutch Overseas Territories, Argentina and Brazil), and (ii) a right of first refusal to distribute, market, offer for sale, sell, import and promote C1-INH derived from human plasma manufactured by Sanquin for the treatment of HAE in certain other geographic regions and under certain conditions.

Under the distribution agreement, it is our responsibility to conduct the Phase III clinical trials of C1-INH for the treatment of HAE and to prepare and file all regulatory applications necessary to register the product candidate. In exchange, Sanquin agreed to provide us with the technical data and support necessary to assist us in preparing and filing all such regulatory applications.

Furthermore, Sanquin agreed to supply C1-INH for our Phase III clinical trials. Upon receipt of FDA approval for our product candidate for the treatment of HAE, upon commercial launch of this product and thereafter during the term of the agreement, Sanquin will supply us with our commercial requirements for C1-INH for the treatment of HAE in each country where we have received regulatory approval, subject to minimum annual purchase requirements in Euros equal to approximately $9,900,000 per year.

The initial term of this agreement expires on December 31, 2007, subject to extension. We have the right to extend the term of this agreement for up to six years in two successive three year periods upon written notice to Sanquin no later than six months before this agreement or an extension of this agreement terminates.

In September 2006 we engaged Sanquin to provide us with clinical laboratory testing services to conduct diagnostic test on blood samples derived from our clinical trials to assist us in establishing the safety and efficacy of C1-INH for HAE. For these services, we pay Sanquin a professional services fee for the tests they conduct during the term of the engagement. This services agreement expires July 1, 2007, however, it can be terminated by either party for any reason on 30 days notice.

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

We are required to create a comprehensive research plan for the commercial exploitation of the licensed technology. We are continuing to work with Sanquin on the design of the research plan. We agreed to commit a minimum of $125,000 per annum during the first three years following the execution of the license agreement toward research on the licensed technology conducted by Sanquin and other parties. As of March 15, 2007, we have funded approximately $141,000 to third parties engaged in this research. In addition, we have agreed to use commercially reasonable efforts to manufacture and market products incorporating the licensed technology. If funding permits, we intend to initiate a research program in 2007 for the development of a genetically engineered or recombinant version of C1-INH to be used in the treatment of AMI.

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

As of December 31, 2006, under our license agreement with Sanquin, we license a United States patent and an International Patent Application including any foreign patents issuing therefrom related to our technologies, compounds and their applications in pharmaceutical development or their use as pharmaceuticals and in particular for the use of C1-INH in the treatment of AMI. We face the risk that our licensed patent and any patents issued to us in the future may be challenged or circumvented or may otherwise not provide protection for any commercially viable products that we develop. We also note that United States patents and patent applications may be subject to interference proceedings and/or reexamination proceedings in the United States Patent and Trademark Office (and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office), which could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, reexamination and opposition proceedings may be costly. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the very patent rights sought by us, which in turn could affect our ability to market a potential product to which that patent filing was directed. In the event that we seek to enforce any of our owned or exclusively licensed patents against an infringing party, it is likely that the party defending the claim will seek to invalidate the patents we assert, which, if successful, would result in the entire loss of our patent or the relevant portion of our patent and not just with respect to that particular infringer. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations.

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

Our principal focus is on the development of therapeutic products. We conduct research and development programs to develop and test product candidates and demonstrate to appropriate regulatory agencies that these products are safe and effective for therapeutic use in particular indications. Our principal competitors are companies that are already marketing products in those indications or are developing new products for those indications. Most of these organizations have greater financial resources and drug development experience than we do. Companies developing therapeutics for the treatment of HAE include Dyax Corp., Jerini AG, Pharming Group N.V. and CSL Behring. Other competitors and potential competitors include companies that market and develop anabolic steroid-based drugs and anti-inflammatory compounds.

HAE is a disease that fits within the definition of the Orphan Drug Act, and therefore any company that develops a therapy for this indication could, upon licensure, obtain a seven year marketing exclusivity in the United States for the licensed indication. We believe CSL Behring and Pharming Group N.V. are currently developing therapy for the acute treatment of HAE that the FDA may consider the same as ours under the Orphan Drug Act. In the event that these companies obtain FDA product licensures before us, we could be prevented from obtaining FDA licensure and marketing our C1-INH product for the treatment of HAE for up to seven years.

For potential cardiovascular disease product applications, our potential competitors include numerous pharmaceutical and biotechnology companies, most of which have substantially greater financial resources and experience than we do.

Sales and Marketing

During 2006, we began to assemble a small, highly-focused sales and marketing force. As C1-INH for the treatment of HAE moves closer to potential regulatory approval, we intend to identify a suitable strategic partner for purposes of collaborating in the marketing and distribution of the product in the U.S. In addition to building our own sales and marketing organization, we are also evaluating the utilization of a broader channel of distribution such as large, established pharmaceutical companies and contract sales organizations to assist in the broadest commercialization of our product candidates. In order to cover all of the key prescribing physicians at an adequate level of reach and frequency, we would need to significantly expand our proposed sales force or partner with a company with a substantial sales organization.

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

•
Phase IV clinical trials. The FDA may require post-approval studies, known as Phase IV studies, to develop additional information regarding the product. In addition, the FDA requires post-approval adverse event reporting, and the agency has the power to require changes in labeling or to prevent further marketing of a product. The FDA may also decide later to withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market.

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

The FDA closely regulates the marketing and promotion of drugs. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the product's labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use.

The FDA’s policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our product candidates or approval of new indications for our existing products. We cannot predict the likelihood, nature or extent of adverse governmental regulations that might arise from future legislative or administrative action, either in the United States or abroad.

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

Employees

As of March 15, 2007, we had 17 employees. We consider our relationship with our employees to be satisfactory.

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

We are a development stage biopharmaceutical company with a limited operating history. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue. Our ability to generate revenue depends on: first, obtaining FDA marketing approval for any of our products and, second, successfully commercializing and bringing to market these products. In particular, if we do not successfully develop and commercialize C1-INH for the treatment of HAE, we will be unable to generate any revenue for many years, if at all and, even if successful in obtaining FDA marketing approval for C1-INH for the treatment of HAE, it may be up to a year or more before we can expect to begin to generate revenue. If we are unable to generate revenue, we will not become profitable, and we may be unable to continue our operations.

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

As of December 31, 2006, we had a deficit accumulated during the development stage of $23,188,339. We have from inception incurred and will continue to incur significant and increasing operating losses for the next several years as we prepare the BLA based on the Phase III trial results of C1-INH for the acute treatment of HAE, continue the Phase III clinical trials of C1-INH for the prophylactic treatment of HAE, and advance C1-INH for the treatment of AMI into clinical development. In addition, if we receive regulatory approval of any of our product candidates, we expect to incur significant sales and marketing expenses in the future. Because of the numerous risks and uncertainties associated with developing and commercializing these product candidates, we are unable to predict the extent of future losses or when and if we will become profitable.

We are a development stage company, making it difficult for you to evaluate our business and your investment.

We are in the development stage and our operations and the development of our proposed products are subject to all of the risks inherent in the establishment of a new business enterprise, including:

•	the absence of an operating history;

•	the lack of commercialized products;

•	insufficient capital;

•	expected substantial and continual losses for the foreseeable future;

•	Limited experience in dealing with regulatory issues;

•	Limited marketing and manufacturing experience;

•	an expected reliance on third parties for the development and commercialization of some of our proposed products;

•	a competitive environment characterized by numerous, well-established and well-capitalized competitors;

•	uncertain market acceptance of our proposed products; and

•	Reliance on key personnel.

Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in our company.

We may need to raise substantial additional capital to fund our operations, and our failure to obtain funding when needed would adversely affect our development programs and other operations.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to:

•	complete the clinical development of C1-INH for the treatment of HAE;

•	continue the development of our other product candidates;

•	finance our general, administrative and license acquisition costs;

•	prepare regulatory approval applications and seek approvals for C1-1NH and our other product candidates;

•	launch and commercialize our product candidates, if any such product candidates receive regulatory approval; and

•	develop and implement sales, marketing and distribution capabilities.

Our cash used in operations increased significantly over the period from July 21, 2003 (inception) to December 31, 2006 and we expect that our cash used in operations will increase significantly over the next several years. Based on our current levels of research and development and our business plan, we believe that our existing cash and cash equivalents (including the proceeds received from our recent private placement), payments for research and development services and other payments required to be made by our collaboration partners, if any, should be sufficient to fund our anticipated levels of operations through at least the end of 2007. We have based this estimate on various assumptions that may prove to be wrong. However, due to the foregoing factors, it is likely that we will need to raise additional capital to complete the development and commercialization of our current product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

•	the rate of progress and cost of our clinical trials and other development activities;

•	any future decisions we may make about the scope and prioritization of the programs we pursue;

•	the costs and timing of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the timing of, and the costs involved in, obtaining regulatory approvals;

•	the costs of establishing sales, marketing and distribution capabilities;

•	the effect of competing technological and market developments;

•	ongoing determinations of the potential commercial success of our proposed products;

•	the costs involved in utilizing third party contract research organizations for preclinical studies and clinical trials;

•	the availability of third parties, and the cost, to manufacture compounds for clinical trial supply;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish; and

•	general market conditions for offerings from biopharmaceuticals companies.

To date, our sources of cash have been primarily limited to the sale of equity securities. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital, when required, or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and /or the commercialization of one or more of our product candidates. Accordingly, any failure to raise adequate capital in a timely manner would have a material adverse effect on our business, operating results, financial condition and future growth prospects. We also may be required to:

•	seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; and

•	relinquish, license or otherwise dispose of rights to technologies, on unfavorable terms, product candidates or products that we would otherwise seek to develop or commercialize ourselves.

If either of our agreements with Sanquin terminate, we may be unable to continue our business.

Our business is highly dependent on distribution and license rights that we have received from Sanquin pursuant to a distribution agreement relating to the treatment of HAE and a license agreement relating to the treatment of AMI. If we fail to fulfill certain obligations or fail to meet certain milestones under the distribution agreement, the distribution agreement may be terminated. These milestones include (a) submission of the BLA with the FDA within 12 months from the completion of the clinical trial, and (b) failure to obtain marketing approval in the United States within 18 months from the submission of the BLA. In addition, Sanquin has the right to terminate the agreement if it is unable to maintain liability insurance for its United States obligations, under certain circumstances as described in the distribution agreement. In addition, either party may terminate the agreement upon an uncured breach. If Sanquin terminates the distribution agreement, we would have to retain another supplier of C1-INH for the treatment of HAE. If we are unable to locate another supplier of C1-INH comparable to Sanquin on economically acceptable terms, or at all, we will not be able to commercialize our product candidates and we may be forced to cease our operations.

Under the license agreement, Sanquin granted us an exclusive license to use certain patent, patent applications and know-how related to the use of C1-INH technology for the treatment of AMI. Under the terms of the license agreement, we are obligated to make minimum and earned royalty and other payments to Sanquin. If we fail to fulfill those obligations or other material obligations, the license agreement may be terminated by Sanquin. If Sanquin terminates the license agreement, we will have no further rights to utilize the intellectual property covered by the license agreement, we would not be able to commercialize the applicable product candidate for the treatment of AMI and we may be forced to cease our operations relating to the treatment to AMI using C1-INH, particularly if we do not have rights to other product candidates.

We are dependent on Sanquin as our sole source of supply for C1-1NH.

Pursuant to our distribution agreement with Sanquin, Sanquin will supply us with certain annual minimum and maximum amounts of C1-INH. In the event demand for C-1NH is greater than the amount supplied by Sanquin, we would have to find alternative suppliers of C1-1NH. If we are unable to locate another supplier of C1-1NH comparable to Sanquin on economical terms, or at all, we may lose business and our reputation in the marketplace could be adversely affected.

We rely on third parties to supply and manufacture our product candidates, without any direct control over the timing for the supply, production and delivery of our product candidates, thereby possibly adversely affecting any future revenues.

         We have relied exclusively and are dependent on certain third party source suppliers to supply raw materials, specifically plasma, for our product candidates. To date, we have only required plasma for the production of materials to conduct our clinical trials. However, if any of our product candidates receives the approval of the FDA we will need increased supplies of plasma in order to commercialize our products. We may need to obtain plasma from other parties in order to satisfy this potential need. Establishing additional or replacement suppliers for these materials may take a substantial amount of time. In addition, we may have difficulty obtaining similar supplies from other suppliers that are acceptable to the FDA. If we have to switch to a replacement supplier, we may face additional regulatory delays and the manufacture and delivery of our product candidates, could be interrupted for an extended period of time, which may delay completion of our clinical trials or commercialization of our product candidates. As a result, regulatory approval of our product candidates may not be received at all. All these delays could cause delays in commercialization of our product candidates, delays in our ability to generate revenue, and increase our costs.

          If any of our product candidates receives the approval of the FDA we expect to rely on one or more third-party contractors to manufacture our commercial products. If any current or future third-party suppliers cease to supply the products in the quantity and quality we need to manufacture the drug candidates or if the current or future third-party suppliers are unable to comply with good manufacturing practice and other government regulations, the qualification of additional or replacement suppliers could be a lengthy process, and there may not be adequate alternatives to meet our needs, which would negatively affect our business. We may not be able to obtain the necessary materials used in our products in the future on a timely basis, if at all. The FDA and regulatory agencies in other countries also periodically inspect manufacturing facilities, including third parties who manufacture products or active ingredients for us. The FDA and/or applicable foreign regulatory agencies may not believe that the chosen manufacturers have sufficient experience making the dosage forms that we have contracted with them to produce, and may subject those manufacturers to increased scrutiny. Pharmaceutical manufacturing facilities must comply with applicable good manufacturing practice standards, and manufacturers usually must invest substantial funds, time and effort to ensure full compliance with these standards. We will not have control over our contract manufacturers’ compliance with these regulations and standards. Failure to comply with applicable regulatory requirements can result in sanctions, fines, delays or suspensions of approvals, seizures or recalls of products, operating restrictions, manufacturing interruptions, costly corrective actions, injunctions, adverse publicity against us and our products and possible criminal prosecutions.

Our proposed products are in the development stages and will likely not be commercially introduced for one or more years, if at all.

Our proposed products are in the development stages and will require further development, preclinical and clinical testing and investment prior to commercialization in the United States and abroad. We have not commercially introduced any products and do not expect to do so until 2008 at the earliest, depending upon the timing of our completion of clinical trials, our preparation and filing, and the FDA’s review, of our biologics license application for our proposed products. We cannot assure you that any of our proposed products will:

•	be successfully developed;

•	prove to be safe and efficacious in clinical trials;

•	meet applicable regulatory standards or obtain required regulatory approvals;

•	demonstrate substantial protective or therapeutic benefits in the prevention or treatment of any disease;

•	be capable of being produced in commercial quantities at reasonable costs;

•	obtain coverage and favorable reimbursement rates from insurers and other third-party payors; or

•	be successfully marketed or achieve market acceptance by physicians and patients.

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

The FDA regulatory review and approval process, which includes evaluation of preclinical studies and clinical trials of a product candidate as well as the evaluation of our manufacturing process and our contract manufacturers’ facilities, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that the product is both safe and effective for each indication where approval is sought. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. We cannot predict if or when we might submit for regulatory review any of our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval. Also, an approval might contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use.

The FDA has substantial discretion in the approval process and may either refuse to file our application for substantive review or may form the opinion after review of our data that our application is insufficient to allow approval of our product candidates. If the FDA does not file or approve our application, it may require that we conduct additional clinical, preclinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed by several years or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to make our application approvable. If any of these outcomes occur, we may be forced to abandon our applications for approvals, which might cause us to cease operations.

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

The Orphan Drug Act was created to encourage companies to develop therapies for rare diseases by providing incentives for drug development and commercialization. One of the incentives provided by the act is seven years of market exclusivity for the first product in a class licensed for the treatment of a rare disease. HAE is considered to be a rare disease under the Orphan Drug Act, and companies may obtain orphan drug status for therapies that are developed for this indication. We believe CSL Behring and Pharming NV are currently developing products that the FDA may determine to be in the same class as our C1-INH product candidate. In the event that either of these companies are first to obtain FDA licensure for their product, we could be prevented from obtaining licensure and marketing our C1-INH product candidate for the treatment of HAE.

We currently have a very limited sales and marketing organization. If we are unable to establish a direct sales force or we are unable to enter into marketing agreements with third parties in the United States to promote our products, the commercial opportunity for our products may be diminished.

We currently have a very limited sales and marketing organization. If any of our product candidates are approved by the FDA, we intend to market these products directly to health care providers in the United States through our own sales force or enter into marketing agreements with third parties. We will incur significant additional expenses and may need to commit significant additional management resources to promote and sell our products. In the event we are unable to develop our own sales force or collaborate with a third party to sell our product candidates, we may not be able to commercialize our product candidates, which would negatively impact our ability to generate revenue.

If the FDA does not approve our contract manufacturers’ facilities, we may be unable to develop or commercialize our product candidates.

We rely on Sanquin to manufacture our product candidates, and currently have no plans to develop our own manufacturing facility. The facilities used by Sanquin to manufacture our product candidates will require approval by the FDA. There can be no assurance that Sanquin will be able to obtain or maintain compliance with the FDA’s requirements. We may need to find alternative manufacturing facilities, which would result in significant costs to us as well as a delay of up to several years in obtaining approval for and manufacturing of our product candidates.

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

We are a small company with 17 employees as of March 15, 2007. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

Compliance with the Sarbanes-Oxley Act of 2002 will result in increased expenditures.

We are exposed to significant costs and risks associated with complying with increasingly stringent and complex regulation of corporate governance and disclosure standards. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations require a growing expenditure of management time and external resources. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls, and attestations of the effectiveness of our internal controls by our independent auditors. Under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to us until the fiscal years ended December 31, 2007 and 2008, respectively. Accordingly, management has begun reviewing our internal control procedures to facilitate compliance with those requirements when they become applicable. This process could result in our needing to implement measures to improve our internal controls. Any failure by us to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. This process may also require us to hire additional personnel and outside advisory services and will result in significant accounting and legal expenses. We expect to incur significant expense in future periods to comply with regulations pertaining to corporate governance and internal controls as described above.

We have a significant amount of net operating loss and credit carryforwards the use of which may be limited in certain circumstances.

As of December 31, 2006, we have available, for tax purposes, unused net operating loss carryforwards of approximately $8,993,000 that expire from 2023 to 2026. We also have approximately $525,000 of research and development credits that expire from 2024 to 2026. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss and credit carryforwards prior to August 23, 2004 is limited due to a cumulative change in ownership of more than 50% that occurred within a three-year period. In the event we achieve profitable operations, any significant limitation on the utilization of net operating loss and credit carryforwards would have the effect of increasing our current tax liability.

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

•	we or our licensor might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that our pending patent applications, if any, or one or more of the pending patent applications of our licensor, will not result in issued patents;

•	the issued patents of our licensor may not provide us with any competitive advantage, or may be held invalid or unenforceable as a result of legal challenges by third parties;

•	we may not develop additional proprietary technologies that are patentable; or

•	the patents of others may have an adverse effect on our business.

We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time-consuming and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods, and know-how.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights or use our technology.

If we pursue litigation to stop someone else from using the inventions claimed in our owned or licensed patents or the patents issuing from a licensed application, that individual or company has the right to ask the court to rule that these patents are invalid and/or should not be enforced. These lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights in these patents.

Furthermore, a third party may claim that we are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our products. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to cease engaging in activities judged to be covered by the patents. In addition, there is a risk that a court will order us to pay the other party damages for having violated the other party’s patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid and/or unenforceable, and we may not be able to do this. Proving invalidity and/or unenforceability is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our licensors’ issued patents or patents issued from a licensed application or our licensors’ pending applications or that we or our licensors were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our licensors’ patent applications and could further require us to obtain rights to issued patents covering such technologies. If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the United States Patent and Trademark Office to determine priority of inventions in the United States. The cost of these proceedings would be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our United States patent position with respect to such inventions.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

Risks Relating to our Securities

As a result of the shares issued in our recent private placement, the number of shares of our common stock outstanding has increased substantially and certain purchasers beneficially own significant blocks of our common stock and these shares are generally available for resale in the public market.

Upon the closing of the private placement in October 2006, we issued to a small group of institutional and other accredited investors an aggregate of 32,307,693 shares of common stock, plus warrants to purchase an aggregate of 9,692,308 additional shares of common stock. The issuance of these shares and warrants resulted in substantial dilution to stockholders who held our common stock prior to the private placement. Under the purchase agreement for the private placement, we agreed to file a registration statements with the SEC covering the resale of the all of the shares of common stock issued or to be issued in the private placement, including the shares of common stock issuable upon exercise of the warrants. We have also granted to the purchasers piggyback rights to participate in any company registration, subject to certain limitations. This registration statement was declared effective by the SEC on December 11, 2006 and these shares are presently generally available for immediate resale in the public market. The market price of our common stock could fall due to an increase in the number of shares available for sale in the public market.

If we do not maintain effectiveness of the registration statements covering the resale of the shares issued in our private placements, we may be required to pay certain liquidated damages to the investors.

Pursuant to the registration rights agreements we entered into with the investors in our private placements, we have caused registration statements to be filed with the Securities and Exchange Commission to permit the resale of the shares of common stock issued or which may be issued to these investors and we agreed to maintain effectiveness of such registration statements for at least two years. Monitoring an effective registration statement requires substantial continuing expenses for legal and accounting fees. In addition, if we are unable to maintain the effectiveness of the registration statements required by these registration rights agreements for the period of time required by such agreements, the investors would be entitled to liquidated damages in accordance with the provisions of such registration rights agreements. There can be no assurance that any of our registration statements will remain current and effective for the required period.

Market volatility may affect our stock and the value of your investment.

The market prices for securities of biopharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	announcements of technological innovations or new products by us or our competitors;

•	announcements of FDA approval or non-approval of our product candidates or delays in the FDA review process;

•	actions taken by regulatory agencies with respect to our product candidates, clinical trials, manufacturing process or sales and marketing activities;

•	regulatory developments in the United States and foreign countries;

•	the success of our development efforts to acquire or in-license additional products or product candidates;

•	any intellectual property infringement action, or any other litigation, involving us;

•	non-issuance of patents on our, or our licensors’, pending patent applications, or invalidation of our, or our licensors’, patents or other intellectual property rights;

•	announcements concerning our competitors, or the biotechnology or biopharmaceutical industries in general;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders; and

•	the loss of any of our key scientific or management personnel.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical stocks have experienced significant stock price volatility in recent years. If we faced such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

The ownership interests of our officers and directors could conflict with the interests of our other stockholders.

As of March 1, 2007, our officers and directors beneficially own approximately 27.5% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. As of March 1, 2007, there were approximately 86,663,280 shares of restricted common stock outstanding that may be eligible for sale pursuant to Rule 144 under the Securities Act of 1933. Rule 144 provides, that, in general, a person holding restricted securities for a period of one year may, every three months thereafter, sell in brokerage transactions an amount of shares which does not exceed the greater of one percent of our then outstanding common stock or the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitations by a person who is not an affiliate of ours and was not an affiliate at any time during the 90 day period prior to sale and who has satisfied a two year holding period. Sales of our common stock by certain present stockholders under Rule 144 may, in the future, have a depressive effect on the market price of our securities. In addition, the sale of shares by officers and directors and other affiliated shareholders may also have a depressive effect on the market for our securities.

Because we do not intend to pay dividends, you will benefit from an investment in our common stock only if it appreciates in value.

We have paid no cash dividends on any of our capital stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future. The success of your investment in our common stock will likely depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which you purchased your shares.

Provisions in our charter documents and Delaware law could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•	authorizing the issuance of “blank check” preferred that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt;

•	prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and

•
advance notice provisions in connection with stockholder proposals that may prevent or hinder any attempt by our stockholders to bring business to be considered by our stockholders at a meeting or replace our board of directors.

Exercise of outstanding options and warrants will dilute stockholders and could decrease the market price of our common stock.

As of March 23, 2007, we had issued and outstanding options and warrants to purchase an aggregate of 25,125,872 additional shares of common stock, including the warrants issued in our recent private placement. To the extent that these securities are exercised or converted, dilution to our shareholders will occur. The exercise of these securities by the holders could existence of the outstanding options and warrants may adversely affect the market price of our common stock and the terms under which we could obtain additional equity capital.

ITEM 2. DESCRIPTION OF PROPERTY

On December 20, 2006, we entered into a lease office space at 675 Third Avenue, Suite 2200, New York, NY 10017, for approximately 3,400 square feet to serve as or principal executive offices. This lease commenced in February 2007 and expires in March 2012. Our rent obligation for this lease is $15,556 per month. In addition, in September, 2006, we entered into a twelve month lease for approximately 3,100 square feet of office space in the metropolitan Philadelphia, Pennsylvania area. Our rent obligation for this lease is $4,458 per month. We believe that our office space is adequate for our current needs and for the next few years, and we expect that additional facilities will be available in other locations to the extent that we require new or additional space.

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

Not applicable

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has traded on the OTC Bulletin Board under the symbol “LEVP.OB” since February 18, 2005. From April 10, 2002 to February 17, 2005 our common stock had been quoted on the OTC Bulletin Board under our prior name “Fun City Popcorn, Inc.” under the symbol “FNCY.”

As of March 1, 2007, there were 616 holders of record. This does not reflect those shares held beneficially or those shares held in “street” name.

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

Quarter Ended	High	Low
December 31, 2006	$1.36	$0.71
September 30, 2006	$0.90	$0.43
June 30, 2006	$0.67	$0.30
March 31, 2006	$0.80	$.0.60

December 31, 2005	$0.82	$0.37
September 30, 2005	$1.20	$0.57
June 30, 2005	$1.50	$0.56
March 31, 2005	$1.70	$1.01

On March 1, 2007, the last reported sale price for the common stock on the OTC Bulletin Board was $1.85 per share.

Dividend Policy

It is our present policy not to pay cash dividends and to retain future earnings to support our growth. We do not anticipate paying any cash dividends in the foreseeable future.

Recent Issuances of Unregistered Securities

During the fiscal year ended December 31, 2006, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) except as disclosed in previous SEC filings. Issuances of unregistered equity securities during the current fiscal year are disclosed in Item 8B of this Annual Report.

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	5,594,900		$0.50	(1)	4,405,100

Equity compensation plans not approved by security holders	436,341	(2)	$0.65		-N/A-

Total	6,031,241		$0.51		4,405,100

(1) The weighted-average exercise price information has been adjusted for the repricing, from $0.85 to $0.30 per share, of options to purchase 2,854,900 shares during 2005, see Note I to the Consolidated Financial Statements.

(2) Represents warrants to purchase shares of common stock issued to consultants for services.

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

On January 17, 2007, we announced that we have completed patient treatment in the acute portion of a pivotal Phase III clinical trial for our lead product candidate, C1-INH for the treatment of HAE and on March 14, 2007, we announced positive results from our Phase III clinical trial of C1-INH for the acute treatment of HAE. In the acute study, the protocol-defined primary endpoint was reached, showing a clinically and statistically significant reduction in the time to sustained relief of acute HAE symptoms. Based on the positive results of this study, we intend to submit a BLA to the FDA during the second quarter of 2007. We are also developing C1-INH for the treatment of selective other diseases and disorders in which inflammation is known or believed to play an underlying role. We have certain rights to C1-INH technology through agreements with Sanquin, an Amsterdam-based not-for-profit organization that provides blood and plasma products and related services, carries out research and provides education, primarily in the Netherlands.

From July 21, 2003 (inception) through December 31, 2006, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial biopharmaceutical products, and do not expect to have plan of having a product by the next year, subject to FDA approval.

As a company that does not expects to have limited product revenues and no profits over the next year, management of cash flow is extremely important. The most significant use of our cash is for research and development activities, which include clinical trials and regulatory clearance. During 2006, our research and development expenses were $7,167,459.

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

2006 Financing

In October 2006, we closed on the sale of an aggregate of 32,307,692 shares of our common stock and warrants to purchase up to an aggregate of 9,692,308 shares of common stock for aggregate proceeds of $21,000,000 to certain institutional and accredited investors. The warrants are exercisable at any time until five years from the initial closing date at price of $0.84 per share. We have been using the net proceeds of approximately $19.6 million for continued funding of our clinical trials, additional research and development efforts, and general working capital purposes. These securities were sold under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated thereunder, on a private placement basis, to institutional and accredited investors. We paid approximately $1.4 million in total commissions and expenses to broker-dealers engaged to assist it in the financing and also issued warrants to purchase up to 1,897,057 shares of common stock as additional compensation to the broker-dealers, which warrants were issued on substantially similar terms as the investor Warrants.

New Employment Agreements/Arrangements

During our 2006 fiscal year we entered into employment agreements with our Chief Financial Officer, Douglas J. Beck, and two members of our senior management team Jason Bablak, who serves as our Vice President, Regulatory Affairs and Product Development and Joseph Truitt, our Vice President, Sales and Marketing. Subsequently, in January 2007, we entered into amended and restated employment agreements with our Chairman, Judson Cooper and our Chief Executive Officer, Joshua Schein. In March 2007 we hired Dov Elefant as our Corporate Controller pursuant to the terms of an offer letter. The material terms and conditions of these employment arrangements are summarized below under the caption “Executive Compensation - Employment, Severance and Change In Control Agreements.”

Plan of Operation

Our plan of operation for the next twelve months is to focus primarily on our Phase III clinical trials of our lead product candidate, C1-INH for the acute and prophylactic treatment of HAE, to complete the analysis of the data from the Phase III trial for acute treatment of HAE and submit a BLA requesting the FDA’s approval for commercialization.  In addition, we intend to initiate a research program in 2007 for the development of a genetically engineered or recombinant version of C1-INH to be used in the treatment of AMI.

To date, we have relied solely upon selling equity securities in private placements to generate cash to implement our plan of operations. Based on our current levels of research and development and our business plan, we believe that our cash, cash equivalents and investments of $17,887,480 as of December 31, 2006, should be sufficient to meet our cash requirements for the next twelve months. As we expect that our cash used in operations will increase significantly over the next several years, we expect to need to raise additional capital to complete the development and commercialization of our current product candidates. We will pursue equity financing alternatives or other financing in order to raise needed funds. To raise additional funds, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. However, we currently have no firm agreements with any third-parties for any financing arrangements and no assurances can be given that we will be successful in raising additional capital from any proposed financings. Further, we cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially.   Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. We have cash commitments through December 31, 2007 of approximately $2,945,000 to primarily fund our clinical research programs, leases and executive employment contracts. A significant expense for the Phase III clinical trials is the C1-INH product that we purchase from Sanquin. However, this does not affect our cash position because Sanquin has granted continuing loans to us in the amount of the aggregate purchase price of the C1-INH product. The loan balance as of December 31, 2006 was $1,803,554, net of debt discount. Each loan will be forgiven if regulatory approval is obtained. If regulatory approval is not received, then each loan is payable on the earlier of January 16, 2014 or the termination of the Sanquin distribution agreement. We expect to increase our expenditures for our Phase III clinical trials and regulatory matters, including preparation and filing of a BLA, over the next twelve months. We also expect that our general and administrative expenses and will increase for the next year as we hire additional marketing staff and have expenditures relating to commercializing of CI-1NH.

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

We initiated a Phase III clinical trial of C1-INH for the acute treatment of HAE in March 2005. In November 2005, we initiated a phase III clinical trial for C1-INH for the prophylactic treatment of HAE. In July 2004, we received orphan drug designation from the FDA for C1-INH (human), which, upon product licensure by the FDA, could provide us with a seven-year exclusive right to market our C1-INH product as a treatment for HAE in the United States. In October 2005, we received fast track designation status from the FDA. On January 17, 2007, we announced that we have completed patient treatment in the acute portion of a pivotal Phase III clinical trial for our lead product candidate, C1-INH for the treatment of HAE. On March 14, 2007, we announced positive results from our Phase III clinical trial of C1-INH for the acute treatment of HAE. Based on the positive results of this study, we intend to submit a BLA to the FDA during the second quarter of 2007.

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

This second development program is focused on the use of C1-INH in treating AMI. Current treatments for AMI, both surgical and pharmaceutical, are directed at restoring blood flow to heart tissue or preventing further obstruction. Despite a widespread appreciation for the role of inflammation in AMI in both the scientific and medical communities, no presently available treatments directly target the mechanisms of inflammation. Based on preliminary animal and clinical data, we believe that C1-INH may be useful as a treatment for AMI. Based on the rights obtained from Sanquin, we intend to initiate a research program for the development of a genetically engineered or recombinant version of C1-INH to be used in the treatment of AMI.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2006 with the exception of the lease of our office spaces and a copier.

Critical Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in Note B of the notes to our financial statements included in this Form 10-KSB for the fiscal year ended December 31, 2006. The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate, and different assumptions or estimates about the future could materially change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our financial statements.

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

Equity-based compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), which requires all stock-based payments, including grants of stock options, to be recognized in the Statement of Operations as compensation expense, based on their fair values on the grant date. Under SFAS No.123(R), the estimated fair value of options granted under the Company’s Employee 2004 Omnibus Incentive Compensation Plan (“Plan”) are recognized as compensation expense over the option-vesting period. The Company adopted SFAS No. 123(R), using the modified-prospective-transition method, in which compensation expense is recognized beginning with the effective date of the adoption for all stock-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption but not vested on the date of adoption based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

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

The fair value of warrants granted to non-employees for financing or services are included in the financial statements and expensed over the life of the services performed, respectively. Warrants issued in connection with services or financings were valued at the grant date using the Black Scholes option pricing model. The amounts recorded for the years ended December 31, 2006 and December 31, 2005 were $192,822 and $10,825, respectively.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (SFAS 159), which permits entities to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective as of the beginning of fiscal years after November 15, 2007.  We are currently evaluating the impact that SFAS 159 will have on our consolidated financial position, results of operations, and cash flows as of its adoption in 2008.

Results of Operations

Year Ended December 31, 2006 as compared to Year Ended December 31, 2005

We had no revenues during the year ended December 31, 2006 because we do not have any commercial biopharmaceutical products.

Research and development expenses for the years ended December 31, 2006 and December 31, 2005 were $7,167,459 and $2,368,834, respectively. The increase of $4,798,625 is primarily due to the progress of our Phase III clinical trials of our lead product candidate, C1-INH for the acute treatment of HAE, which commenced in March 2005. In addition, in November 2005, we initiated a Phase III clinical trial of C1-INH for the prophylactic treatment of HAE. Included in research and development expense for the year ended December 31, 2006 is employee stock option expense of $176,118. In addition, The Company issued warrants for service with a fair market value of $134,419 and recorded an additional expenses of $194,000 as disclosed in Note G [2] to our Consolidated Financial Statement. For the year ended December 31, 2006, the Company entered an employment contract with its Vice President of Regulatory Affairs and Product Development for $200,000 plus bonus and options to purchase 500,000 shares of our common stock, see Note H[4] to our Consolidated Financial Statements.

General and administrative expenses were $4,835,444 and $4,110,005 for the years ended December 31, 2006 and December 31, 2005, respectively. The increase of $725,439 was due to increased salaries and benefits, marketing, professional fees, travel and stock option expense. Employee stock option expense for the year December 31, 2006 included in general and administrative expense was $281,233. For the year ended December 31, 2005, we recorded non-cash compensation expense of $1,427,450 for option repricing for the benefit of our Chairman and our CEO that was approved by our stockholders, see Note I to our Consolidated Financial Statements. During the year ended December 31, 2006, our CFO and Vice President of Sales and Marketing entered into employment contracts for annual salaries of $415,000 in the aggregate, plus bonus and options to purchase 725,000 shares of our common stock, see Note H [4] to our Consolidated Financial Statement.

Interest income for the year ended December 31, 2006 and December 31, 2005 was $281,852 and $181,895, respectively. The increase of $99,957 is attributable to obtaining a higher rate of interest and having more cash to invest.

Interest expense for the year ended December 31, 2006 and December 31, 2005 was $46,438 and $11,412, respectively. The increase of $35,026 represents debt discount attributable to purchases made on loans computed by the imputed interest method related to the loans from Sanquin, our supplier of C1-INH product.

Due to the factors mentioned above, the net loss for the year ended December 31, 2006 was $11,767,489 or $0.13 per common share, basic and diluted, based upon weighted average shares outstanding of 88,235,294 shares as compared to a loss for the year ended December 31, 2005 of $6,308,356 or $0.08 per common share, basic and diluted, based upon weighted average shares outstanding of 79,624,173.

Liquidity and Capital Resources

As of December 31, 2006 we had cash, cash equivalents and investments of $17,887,480 and working capital of $15,191,097. Net cash used in operations was $7,599,167 for the year ended December 31, 2006 and was primarily due to our loss of 11,767,489. The operating loss was reduced partially by non-cash charges of $2,216,400 compensation expense related to the issuance of warrants to a consultant, stock based compensation related to the issuance of employee stock options, purchases of C1-INH product and amortization of debt discount. Pursuant to the Sanquin loan agreement, purchases made during our Phase III clinical trials are added to our loan and we are not required to make any principal payments. The loan balance as of December 31, 2006 was $1,803,554 will be forgiven when regulatory approval from the FDA is received. If we do not receive regulatory approval, then the loan is repayable on the earlier of January 16, 2014, or the termination of the Agreement. The loan does not bear interest and we compute interest based on the imputed interest method using the effective interest rate method. Cash used in investing activities for the year ended December 31, 2006 was $7,580,559 resulting from the purchase of investments and fixed assets. Cash from financing activities for the year ended December 31, 2006 was $19,584,745 and resulted from the sale of common stock and warrants in an October 2006 private placement.

In October 2006, we received net proceeds of $19,584,745 in a private placement, net of issuance costs of $1,415,255 from the sale of 32,307,693 shares of common stock at $0.61 per share and five year warrants to purchase 9,692,308 shares of common from stock at an exercise price of $0.84 per share. The Company issued 1,698,538 and 198,519 warrants to purchase common stock to registered broker-dealers that assisted us in the financings (the “Agent Warrants”). The Agent Warrants are exercisable at $0.84 per share and $1.18 per share and expire five years from the date of issue. We paid $1,279,593 to the placement agent and to the registered broker dealer.

In the May 2005 private placement, we received net proceeds of approximately $4,365,100 from the sale of 100.9 units. Each unit was sold at a price of $50,000 and consisted of 50,000 shares of common stock and a five-year warrant to purchase 25,000 shares of common stock at an exercise price of $1.35 per share. We issued an aggregate of 5,044,774 shares of common stock and warrants to purchase 2,522,387 shares of common stock to investors in this private placement. We paid $454,030 to the placement agent and issued warrants to the placement agent to purchase 681,044 shares of common stock. The placement agent warrants are exercisable at $1.35 per share and expire in May 2010.

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

To date, we have relied solely upon selling equity securities in private placements to generate cash to implement our plan of operations. Based on our current levels of research and development and our business plan, we believe that our cash and cash equivalents and investments of $17,887,480 as of December 31, 2006 should be sufficient to meet our cash requirements for the next twelve months. Our capital resources are focused on the clinical development and regulatory approval of C1-INH for the treatment of HAE. As we expect that our cash used in operations will increase significantly over the next several years, we expect to need to raise additional capital to complete the development and commercialization of our current product candidates. We will pursue equity financing alternatives or other financing in order to raise needed funds for operations. To raise additional funds, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. However, we currently have no firm agreements with any third-parties for any financing arrangements and no assurances can be given that we will be successful in raising additional capital from any proposed financings. Further, we cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially.   Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. We have cash commitments through December 31, 2007 of approximately $2,945,000 to primarily fund our clinical research programs, leases and executive employment contracts. A significant expense for the Phase III clinical trials is the C1-INH product that we purchase from Sanquin. However, this does not affect our cash position because Sanquin has granted continuing loans to us in the amount of the aggregate purchase price of the C1-INH product. The loan balance as of December 31, 2006 was $1,803,554, net of debt discount. Each loan will be forgiven if regulatory approval is obtained. If regulatory approval is not received, then each loan is payable on the earlier of January 16, 2014 or the termination of the Sanquin distribution agreement. We expect to continue to incur costs in continuing our Phase III clinical trials for the prophylactic treatment of HAE and in preparing and submitting the BLA covering the acute treatment of HAE. We also expect that our general and administrative expenses and will increase for the next year as we hire additional marketing staff and have expenditures relating to commercializing of CI-1NH

Contractual Obligations and Commitments

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of December 31, 2006.

		Less than	1 - 2	3 - 5	More than
	Total	1 year	years	years	5 years

Office lease	$1,016,309	$163,684	$387,922	$464,703	$0
CRO contract	1,272,148	1,272,148	0	0	0
Executive employment contracts	4,510,717	1,275,593	2,254,990	980,134	0
Research and development contract	234,000	234,000	0	0	0
Total obligations	$7,033,174	$2,945,425	$2,642,912	$1,444,837	$0

Our major contractual obligations relate to our office lease, clinical trial costs, research and development, purchase commitments and compensation under employment contracts. We expect to devote substantial resources to continue our research and development efforts, to expand our product pipeline and to support our product candidates as they move forward in the clinical development process. Our funding requirements will depend on numerous factors, including:

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

The Sanquin distribution agreement terminates on December 31, 2007, unless extended by us for up to two three-year periods or by mutual agreement of the parties prior to its expiration. Commencing with the receipt of FDA regulatory approval of C1-INH and thereafter, we must purchase from Sanquin a minimum amount of C1-INH valued in Euros equal to approximately $9,900,000 per calendar year. In addition, during our clinical trial period we purchase C1-INH and our commitment is approximately $2,843,000. Such amount is added to our loan agreement with Sanquin and will be forgiven if regulatory approval is received. If regulatory approval is not received, then the loan is due on the earlier of January 16, 2014 or the termination of the distribution agreement.

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

During our 2006 fiscal year we entered into employment agreements with our Chief Financial Officer, Douglas J. Beck, and two members of our senior management team Jason Bablak, who serves as our Vice President, Regulatory Affairs and Product Development and Joseph Truitt, our Vice President, Sales and Marketing. Subsequently, in January 2007, we entered into amended and restated employment agreements with our Chairman, Judson Cooper and our Chief Executive Officer, Joshua Schein. In March 2007 we hired Dov Elefant as our Corporate Controller pursuant to the terms of an offer letter. The material terms and conditions of these employment agreements are summarized below under the caption “Executive Compensation - Employment, Severance and Change In Control Agreements.”

On September 20, 2004, we entered into a services agreement with Compleware Corporation, a CRO, in connection with the management and implementation of our Phase III clinical trial of C1-INH for the treatment of HAE. On March 1, 2005, we terminated the agreement. In 2005, we paid Compleware $100,000. On March 2, 2005, we entered into a new CRO services agreement with INC Research which governs INC Research's provision of services in connection with the support of clinical investigation, management and/or research of our Phase III clinical trial. We entered into a separate services agreement with INC Research in September 2006 which governs INC Research’s provision of additional services in connection with our Phase III clinical trials and activities related to the commercialization of our product candidates. The services provided by INC Research pursuant to both contractual arrangements are on a work-order basis and we are invoiced on a time and materials basis. We have the right to terminate both agreements, and any pending work-order, on prior notice and without cause. As of December 31, 2006, we have estimated that we will pay INC Research at least $1,272,000 for its services under both agreements in 2007. However, due to the variability associated with the conduct of clinical trials, we are unable to estimate with certainty the future costs we will incur under our CRO agreement. We anticipate that these costs will increase significantly above our current estimates in future periods as a result of our initiation or expansion of the clinical trials.

ITEM 7. FINANCIAL STATEMENTS

The full text of our audited consolidated financial statements for the year ended December 31, 2006 and for the period July 21, 2003 (inception) to December 31, 2006 begins on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting during our quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We do not expect that internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within its company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B. OTHER INFORMATION

In January, February and through March 16, 2007, warrants for 78,165 shares of common stock were exercised and we issued an aggregate of 78,165 shares of common stock to the warrant holders. The exercises were effected in reliance on Section 4(2) of the Securities Act of 1933, as amended.

In January and through March 15, 2007, we issued additional options to purchase shares of our common stock to certain officers, directors and employees pursuant to our 2004 Omnibus Incentive Compensation Plan. The transactions were exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. Each option holder agreed that, if the option is exercised, the option holder would purchase his common stock for investment and not for resale to the public. The foregoing option grants consisted of the following transactions:

On January 17, 2007, in connection with entering into amended and restated employment agreements with our Chief Executive Officer and our Chairman, we granted each of them options to purchase 1,600,000 shares of common stock. These options expire ten years from the date of grant and are exercisable at an exercise price of $1.60, which was equal to the closing price of its common stock on the date of grant. The options shall vest in equal annual installments of 25% of the total option amount until vested in full, subject to the terms and conditions of our Omnibus Incentive Compensation Plan. These options will immediately vest and remain exercisable in the event of a change in control.

On February 15, 2007, we granted each of our non-employee directors options to purchase 75,000 shares of common stock and granted the Chairman of our newly constituted Commercialization Oversight Committee and additional award of 75,000 options. Each of these option awards (a) vest in equal installments over a four year period, with the first installment vesting on the one-year anniversary of the grant date of such options; (b) is exercisable for a period of ten years at a per share exercise price equal to the market price of our common stock on the date of grant; and (c) is entitled to immediately vest and remain exercisable in the event of a change in control.

During the quarter ending March 31, 2007, we have granted options to purchase an aggregate of 880,000 shares of common stock to new employees of our company pursuant to the 2004 Omnibus Incentive Compensation Plan. These option awards are exercisable for a seven year term at the fair market value on the date of grant.

PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, significant employees and directors as of March 20, 2007 are:

Name	Age	Position

Joshua D. Schein, Ph.D.	46	Chief Executive Officer and Director
Judson Cooper	48	Chairman of the Board, Executive Vice President and Secretary
Douglas J. Beck	46	Chief Financial Officer
Scott Eagle	47	Director
Eric I. Richman	46	Director
Thomas Lanier	47	Director
Dov Elefant	39	Corporate Controller

All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Officers serve at the discretion of the Board of Directors. There are no familial relationships between or among any of our officers or directors. The principal occupations and brief summary of the background of each director and executive officer is as follows:

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

Douglas J. Beck is a CPA and has been our Chief Financial Officer since May 23, 2005. He was our controller since February 21, 2005. From September 2004 to October 2004, Mr. Beck served as a consultant to Pfizer, Inc. From December 2002 to September 2004, Mr. Beck served in various capacities with Henry Bros. Electronics, Inc. (f/k/a Diversified Security Solutions, Inc.), from Director of Finance to Chief Financial Officer. From November 2000 to December 2002, Mr. Beck was a financial consultant to various companies. From March 2000 to October 2000, Mr. Beck served as Director of Financial Reporting for Urbanfetch.com, Inc. and from December 1998 to March 2000, Mr. Beck was an audit manager with Andersen LLP. Mr. Beck holds a B.S. from the Fairleigh Dickinson University. He serves on the Chief Financial Officers and SEC Practice Committee of the New York Society for Certified Public Accountants.

Scott Eagle has served as a Director of our company since December 29, 2004. Since November 1998, Mr. Eagle has been at Claria Corporation, a leading behavioral online marketing firm where he currently is Chief Operating Officer, a position he has held since January 2, 2007. Mr. Eagle has also served as Claria’s Executive Vice President and CMO. Prior to joining Claria, Mr. Eagle was the Vice President of marketing at Concentric Network Corporation from 1996 to 1998. Before Concentric, from 1993 to 1996, Mr. Eagle served as Vice President of Marketing at MFS Communications where he launched regional marketing campaigns for the start-up MFS Intelenet subsidiary. Mr. Eagle began his career at Procter & Gamble in marketing and new product development for consumer packaged goods, managing brands such as Formula 44 and Chloraseptic. Mr. Eagle holds a B.S. from the University of Pennsylvania, Wharton School.

Eric I. Richman has served as a Director of our company since December 29, 2004. Since October 2004, Mr. Richman has been Vice President, Business Development and Strategic Planning at PharmAthene, Inc., a private biotechnology company. From 2001 to 2003, he was Vice President, Corporate Development at MaxCyte, Inc., a private biotechnology company. Mr. Richman was part of the founding team at MedImmune, Inc., a publicly-traded biotechnology company, holding various administrative, financial, strategic planning, marketing and international positions between 1987 and 2000, including Director, International Commercialization with MedImmune, Inc. (1998-2000), and Senior Director of Transplantation Products (1993-1998). He was a key member on the launch teams for MedImmune's biotechnology products, both domestically and internationally. Mr. Richman received a B.S. degree in Biomedical Science in 1984 from the Sophie Davis School of Biomedical Education (CUNY Medical School) and a Masters of Business Administration from the American Graduate School of International Management in 1987.

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

Dov Elefant became our Corporate Controller as of March 16, 2007. Prior to joining Lev Pharmaceuticals, Dov S. Elefant held numerous financial positions from December 1999 to March 2007 at EpiCept Corporation, a publicly-traded pharmaceutical company. Most recently, Mr. Elefant was the Controller and Vice President of Finance and Administration from April 2004 to March 2007. Mr. Elefant’s other positions with EpiCept included Chief Financial Officer and Vice President of Finance and Administration. From October 1998 until December 1999, Mr. Elefant was Assistant Controller of Alteon Inc., a publicly traded biopharmaceutical company. Prior to that, he served as Director of Accounting and Finance of Innapharma, Inc., a biopharmaceutical company. Mr. Elefant received his B.S. in Accounting from the Sy Syms School of Business of Yeshiva University in New York.

Significant Employees

Jason Bablak has served as our Vice President, Regulatory Affairs and Product Development since June 2006 and was our Vice President , Product Development from January 2004 until June 2006. From 2000 to 2003, Mr. Bablak served as Vice President, Public Policy and Legal Affairs for the Immune Deficiency Foundation (“IDF”), a national healthcare and patient advocacy organization, and as Vice-President and General Counsel of Primaryimmune Services Inc., a wholly-owned subsidiary of IDF which was created to manage clinical trials. From 1997 to 2000, Mr. Bablak served as Director, Regulatory Affairs for the Plasma Protein Therapeutics Association, an international pharmaceutical trade association representing plasma derivative manufacturers, and from 1995 to 1997 Mr. Bablak served as Regulatory Counsel for the Voluntary Protection Programs Participants’ Association. From 1993 to 1995, Mr. Bablak was a contract attorney for Popham, Haik, Schnobrich & Kaufman. Mr. Bablak received his B.S. degree in biology and environmental science from Allegheny College and his J.D. degree from the University of Pittsburgh School of Law. Mr. Bablak is 40 years old.

Joseph Truitt joined us as our Vice President, Sales and Marketing on July 31, 2006. Mr. Truitt has over 17 years experience in pharmaceutical sales and marketing.  In his most recent position prior to joining us, Mr. Truitt was the Vice President, Sales and Operation at Ora Pharma, Inc., a Johnson & Johnson company, from June 2000 to July 2006, where he directed its commercial operations. His experience includes various sales, marketing and national account positions at both IMS Heath and TAP Pharmaceuticals.  Mr. Truitt holds a BS degree in Marketing from LaSalle University and a MBA from St. Joseph’s University Haub School of Business.  He also served honorably as an Officer in the United States Marine Corps. Mr. Truitt is 42 years old.

Compensation of Directors

Upon their appointment to the Board of Directors, each of our three independent directors received a grant of options to purchase 225,000 shares of common stock at an exercise price of $0.80 per share which vest over a period of three years from the date of grant. The following Director Compensation Table summarizes the compensation of our non-employee directors for services rendered to us during the year ended December 31, 2006:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Eric Richman	0	0	0	0	0	0	0
Scott Eagle	0	0	0	0	0	0	0
Thomas Lanier	0	0	0	0	0	0	0

(1)
Represents fair market value of options granted during the year ended December 31, 2006, calculated using the Black-Scholes option pricing model and related assumptions as disclosed in Note B [11] of our financial statements.

(2)	At December 31, 2006, Mr. Richman owned 225,000 options.

(3)	At December 31, 2006, Mr. Eagle owned 225,000 options.

(4)	At December 31, 2006, Mr. Lanier owned 225,000 options.

On February 15, 2007, our Board approved the adoption of a cash compensation policy applicable to our non-employee directors. Pursuant to this policy, our non-employee directors are eligible to earn a cash fee for special assignments authorized by our Chief Executive Officer or Chairman to provide advisory services to us as a member of the Board of directors, but in addition to ordinary board and/or committee duties, at the rate of $1,000 per day with a maximum of $60,000 per annum. Unless otherwise approved by the Board, no non-employee director is eligible for a special assignment if the assignment or payment of compensation for the assignment would prevent the director from being considered independent. On such date the Board also approved the grant of 75,000 options to each of our non-employee directors. Each option (a) vests in equal installments over a four year period, with the first installment vesting on the one-year anniversary of the grant date of such options; (b) is exercisable for a period of ten years at a per share exercise price equal to the market price of our common stock on the date of grant; and (c) is entitled to immediately vest and remain exercisable in the event of a Change in Control, as defined in our 2004 Omnibus Incentive Compensation Plan.

In connection with the establishment of our Commercialization Oversight Committee, the Board approved the grant of 75,000 options to non-employee directors that serve on this Committee, which options vest in four equal annual installments commencing on the one year anniversary of the date of grant. These options are exercisable for a period of ten years at a per share exercise price equal to the market price of our common stock on the date of grant and are entitled to immediately vest and remain exercisable in the event of a Change in Control, as defined in our 2004 Omnibus Incentive Compensation Plan. Of the initial members of this committee, only Mr. Richman is eligible to receive this option award.

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

Compensation Committee

We have a Compensation Committee currently consisting of Mr. Eric Richman and Mr. Scott Eagle. The Board of Directors has determined both of the members of the Compensation Committee are “independent.” The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee. A copy of this charter is available on our web site at www.levpharma.com. Mr. Richman serves as the chairman of this committee.

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

Commercialization Oversight Committee

On February 15, 2007, our Board approved the establishment of a new Board committee, called the Commercialization Oversight Committee. The primary functions of this committee are to review and recommend to the Board critical decisions pertaining to the commercialization of our product candidates and to originate, review and recommend to the Board new business opportunities and collaborations and new product candidates. The committee will also, as may be appropriate, review and make recommendations to the Board regarding our business plan. The initial members of this committee are Mr. Eric Richman, Mr. Joshua D. Schein, and Mr. Judson Cooper. Mr. Richman, who is an independent member of our Board, will serve as the initial Chairman of this committee.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers (the “Named Executive Officers”) with annual compensation exceeding $100,000 during the fiscal year ended December 31, 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(i)		(j)
Joshua D. Schein, Ph.D. Chief Executive Officer	2006	$338,038	(1)	$202,823	0	0	25,401	(2)	566,262

Judson Cooper, Chairman, Executive Vice President and Secretary	2006	$338,038	(1)	$202,823	0	0	25,401	(2)	566,262

Douglas J. Beck, Chief Financial Officer	2006	$164,525		$0	38,700	0	25,401	(2)	228,626

(1) Includes auto allowance of $ 6,000.

(2) Consists of premiums paid for medical, dental and vision insurance coverages.

For a discussion of the material terms of our employment agreements with our Named Executive Officers, please see the disclosure under the caption “Employment, Severance and Change In Control Agreements” below in this Annual Report.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding equity awards held by our Named Executive Officers as of the year ended December 31, 2006.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Joshua D. Schein	1,427,450	0		0	$0.30(1)	11/01/2014	__	__	__	__
Judson Cooper	1,427,450	0		0	$0.30(1)	11/01/2014	__	__	__	__
Douglas Beck	50,000	50,000	(2)	0	$1.20	03/11/2015	__	__	__	__
Douglas Beck	0	125,000	(3)	0	$0.50	06/07/2016

(1) In May 2005, the Board of Directors determined to reduce the option exercise price from $0.85 to $0.30 per share. On December 12, 2005, the stockholders approved the repricing at the annual stockholders’ meeting. The Company recorded a compensation charge of $1,427,450. See (i) Management’s Discussion and Analysis and Plan of Operation - Equity and (ii) Note I to our Consolidated Financial Statements in this Form 10-KSB. No other options were granted during the fiscal year ended December 31, 2005.

(2) Options vested on March 11, 2007.

(3) These options vest as follows: 62,500 vest on June 7, 2007 and 62,500 vest on June 7, 2008.

Employment, Severance and Change In Control Agreements

Employment Agreements with Joshua D. Schein and Judson Cooper

We entered into four year employment agreements with each of Joshua D. Schein and Judson Cooper, effective as of November 1, 2004. Pursuant to the respective employment agreements, each of Mr. Schein and Mr. Cooper receives a base salary of $312,500 with an annual 5% increase each November ($344,531 effective November 1, 2006 to October 31, 2007), options to purchase up to 1,427,450 shares of our common stock with an exercise price of $0.85 per share and customary benefits and reimbursements. In the event Messrs. Schein or Cooper are terminated in connection with a change in control of our Company, each will receive his salary for the remainder of the term of the employment agreement and all other amounts due pursuant to the employment agreement plus a tax gross-up payment. The exercise price of the options was reduced to $0.30 by the Board of Directors in May 2005, and was approved by the stockholders at the annual stockholder meeting on December 12, 2005.

On January 23, 2007, we entered into amended and restated employment agreements with each of our Chief Executive Officer, Mr. Joshua D. Schein, and Executive Vice President and Chairman, Mr. Judson Cooper. Both employment agreements are effective as of January 17, 2007, are identical in all material respects and are summarized as follows. As used in the following summary, the term “Executive(s)” shall refer to Messrs. Schein and Cooper.

•
The employment agreements are for an initial term of four years and at the end of the initial term renew automatically for additional one year terms unless sooner terminated or not renewed. Under the employment agreements, the Executives will be entitled to a base salary of $425,000 beginning as of January 1, 2007. Base salary shall increase at the end of each year of service (commencing at the end of 2007) by the greater of (i) 4% or (ii) a percentage equal to the increase, if any, in the United States Department of Labor Consumer Price Index (or comparable index, if available) for the New York metropolitan area over the previous 12 months.

•
Bonus potential for 2007 is targeted at 30% of base salary upon achievement of performance measures to be mutually agreed upon by the Registrant and the Executives. The Executives shall be eligible to receive a bonus in excess of the targeted amount, in the discretion of the Compensation Committee of the Board of Directors. Pursuant to the terms of the employment agreement, the Registrant also awarded each of the Executives a cash bonus for the 2006 fiscal year of 60% of their 2006 base salary.

•
The Executives were each granted options to purchase 1,600,000 shares of our common stock, which options expire ten years from the date of grant and which are exercisable at an exercise price of $1.60, which was equal to the closing price of its common stock on the date of grant (January 17, 2007). The options shall vest in equal annual installments of 25% of the total option amount until vested in full, subject to the terms and conditions of our Omnibus Incentive Compensation Plan.

•
In the event of the termination of employment by the Registrant without “cause” or by an Executive for “good reason,” as those terms are defined in the employment agreements,  or in the event that the Registrant determines not to renew the employment agreements, the Executive would be entitled to: (A) a lump sum payment equal to the greater of (x) or (y): (x) (1) two times base salary in effect at the date of termination plus (2) two times the greater of (the “Applicable Bonus”) the bonus paid for the fiscal year prior to the date of termination or 60% of his Base Salary in effect at the date of termination plus (3) a pro rated bonus for the year of termination based upon the Applicable Bonus; or (y) (1) base salary as if the Executive remained in the employ of the Registrant through December 31, 2010 plus (2) bonus payments as if he remained in the employ of the Registrant through December 31, 2010 based upon the Applicable Bonus; (B) continued participation in the Registrant’s health and welfare plans for a period equal to the greater of two years from the date of termination and December 31, 2010 or, earlier if the Executive is eligible for comparable coverage with a subsequent employer; (C) the options shall be deemed fully vested on the date of termination and the options shall remain outstanding through the expiration of the original ten year term; and (D) all compensation accrued but not paid as of the termination date.

•	The definition of “good reason” includes the resignation by the Executives after six months following a change in control of the Registrant.

•
The benefits described in the immediately preceding paragraph would also be paid to an Executive in the event the Registrant terminates the employment agreement for death or disability (as defined in the employment agreement), provided, however, that in the event of the termination due to death, the lump sum payment shall be the amount described in clause (A)(x) above.

•
If the Executive’s employment is terminated by the Registrant for “cause” or by him without “good reason,” he is not entitled to any additional compensation or benefits other than his accrued and unpaid compensation.  With respect to the options granted to the Executives under the employment agreements, in the event their employment is terminated by the Registrant without “cause” or by the Executive for “good reason,” or in the event the Registrant elects not to renew the employment agreement, or in the event of a “Change in Control” as defined in the employment agreements, the options granted to the Executives shall be deemed immediately vested and exercisable for the duration of their term.

•
The employment agreements contain a tax gross-up provision relating to any excise tax that the Executive incurs by reason of his receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code, provided that the event which caused the imposition of the excise tax arises out of a Change in Control of the Registrant, as described in the employment agreements.

•	Pursuant to the employment agreements, each Executive is subject to customary confidentiality and non-competition obligations that survive the termination of the employment agreements.

Employment Agreement with Douglas J. Beck

We entered into an employment agreement with Douglas J. Beck, our Chief Financial Officer, dated as of June 7, 2006 pursuant to which Mr. Beck will continue to serve as our Chief Financial Officer for an employment period to June 7, 2008. The additional terms and conditions were agreed to in the employment agreement:

•
Mr. Beck will receive an annual base salary of $175,000 for the initial twelve months under the employment agreement and a base salary of $183,500 for the second twelve months under the employment agreement.

•
In connection with his entering into the employment agreement, Mr. Beck was granted options to purchase 125,000 shares of our common stock at an exercise price of $0.50 per share, which options vest as follows: 62,500 shares vest on the one-year anniversary of the date of grant and the balance shall vest on the second anniversary of the date of grant. In the event of a change of control (as defined in our 2004 Omnibus Incentive Compensation Plan), the options shall become immediately vested and exercisable in accordance with, and subject to, the terms and conditions of such plan.

•
If Mr. Beck’s employment is terminated by us without “cause” (as defined in the employment agreement), he would be entitled to: (i) continuation of his base salary, at the rate then in effect, for a period equal to the lesser of six months or the balance of the term of his employment agreement and (ii) the continued participation in our benefit plans (or comparable plans) for the period of time from the date of termination until the end of the month in which the final severance payment is made. If his employment is terminated by us due to his disability he would be entitled to a severance payment equal to six months of his base salary and the continuation of his benefits for an equivalent period.

•
If Mr. Beck’s employment is terminated by us for “cause”, he (a) would not be entitled to any further compensation or benefits and (b) would not be entitled to any additional rights or vesting with respect to the stock options following the date of termination.

•	Mr. Beck is subject to customary confidentiality obligations, non-solicitation and non-competition that survive the termination of the employment agreement.

Employment Agreement with Jason Bablak

We entered into an employment agreement with Jason Bablak, our Vice President - Regulatory Affairs and Product Development, dated as of June 7, 2006 pursuant to which Mr. Bablak will continue to serve as our Vice President - Regulatory Affairs and Product Development for an employment period to June 7, 2009. In addition, the additional terms and conditions were agreed to in the employment agreement:

•
Mr. Bablak will receive an annual base salary of $200,000 during the term of the agreement and will be entitled to an annual bonus of $20,000 on each anniversary date of the commencement date of the agreement provided he remains an employee and satisfactorily performs his obligations under the employment agreement.

•
In connection with his entering into the employment agreement, Mr. Bablak was granted options to purchase 500,000 shares of our common stock at an exercise price of $0.50 per share, which options vest as follows: 100,000 shares vest on the commencement date of the employment agreement, options to purchase an additional 300,000 shares shall vest in equal amounts of 100,000 on each of the first three anniversary dates of the commencement date, and a further amount of options to purchase 100,000 shares shall vest upon the occurrence of the milestone event specified in the employment agreement. In the event of a change of control (as defined in our 2004 Omnibus Incentive Compensation Plan), the options shall become immediately vested and exercisable in accordance with, and subject to, the terms and conditions of such plan.

•
If Mr. Bablak’s employment is terminated by us without “cause” (as defined in the employment agreement), he would be entitled to: (i) continuation of his base salary, at the rate then in effect, for a period equal to the lesser of six months or the balance of the term of his employment agreement and (ii) the continued participation in our benefit plans (or comparable plans) for the period of time from the date of termination until the end of the month in which the final severance payment is made. If his employment is terminated by us due to his disability he would be entitled to a severance payment equal to six months of his base salary and the continuation of his benefits for an equivalent period.

•
If Mr. Bablak’s employment is terminated by us for “cause”, he (a) would not be entitled to any further compensation or benefits and (b) would not be entitled to any additional rights or vesting with respect to the stock options following the date of termination.

•	Mr. Bablak is subject to customary confidentiality obligations, non-solicitation and non-competition that survive the termination of the employment agreement.

Employment Agreement with Joseph Truitt

On August 2, 2006, we entered into an employment agreement with Joseph Truitt, our Vice President - Marketing and Sales, pursuant to which:

•
Mr. Truitt will serve as our Vice President - Sales and Marketing on an at-will basis and receive an annual base salary of $240,000 during the term of the agreement and will be eligible to receive an annual bonus of up to 35% of his base salary subject to his attainment of performance criteria to be approved by the Board. In addition, we awarded Mr. Truitt a one-time signing bonus of $30,000 upon the execution of the employment agreement.

•
In connection with his entering into the employment agreement, Mr. Truitt was granted options to purchase 600,000 shares of our common stock at an exercise price equal to the closing price of our common stock, as reported on the OTC Bulletin Board on the effective date of the employment agreement. These options vest as follows: 200,000 shares vest on the commencement date of the employment agreement, options to purchase an additional 400,000 shares shall vest in equal amounts of 100,000 on each of the first four anniversary dates of the commencement date. In the event of a Change of Control (as defined in our 2004 Omnibus Incentive Compensation Plan), the options shall become immediately vested and exercisable in accordance with, and subject to, the terms and conditions of such plan.

•
If Mr. Truitt’s employment is terminated by us without “cause” (as defined in the employment agreement), he would be entitled to: (i) continuation of his base salary, at the rate then in effect, for a period of twelve months and (ii) the continued participation in our benefit plans (or comparable plans) for the period of time from the date of termination until the end of the month in which the final severance payment is made.

•
If Mr. Truitt’s employment is terminated by us for “cause”, he (a) would not be entitled to any further compensation or benefits and (b) would not be entitled to any additional rights or vesting with respect to the stock options following the date of termination.

•	Mr. Truitt is subject to customary confidentiality obligations, non-solicitation and non-competition that survive the termination of the employment agreement.

Offer Letter with Dov Elefant

On March 16, 2007, we entered into an employment relationship with Dov Elefant, our Corporate Controller, pursuant to which:

•
Mr. Elefant will serve as our Corporate Controller on an at-will basis and receive an annual base salary of $195,000 during the term of the agreement and will be eligible to receive an annual bonus of $20,000 in the discretion of the compensation committee of our board of directors.

•
In connection with his employment, Mr. Elefant was granted options to purchase 200,000 shares of our common stock at an exercise price equal to the closing price of our common stock, as reported on the OTC Bulletin Board on the date of grant, which was March 19, 2007. These options vest over a three year period, with 1/3 of the option award vesting on the one-year anniversary date and the balance vesting in equal monthly installments of 1/24 of the remaining option award over the following 24 months.

•
If Mr. Elefant’s employment is terminated by us without “cause” within three years of his start date (as defined in the offer letter), he would be entitled to a severance payment of six months of his then-current base salary.

•	Mr. Elefant is subject to customary confidentiality obligations, non-solicitation and non-competition that survive the termination of the employment agreement.

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

Share Reserve. A total of 10,000,000 shares of our common stock have been reserved for issuance under the 2004 Omnibus Incentive Compensation Plan (the “2004 Plan”). As of December 31, 2006, options for 5,594,900 shares were outstanding under the 2004 Plan.

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

The following table indicates beneficial ownership of our common stock as of March 1, 2007:

•	By each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock;

•	By each of our executive officers and directors; and

•	By all of our executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o Lev Pharmaceuticals, Inc., 675 East Third Avenue, Suite 2200, New York, New York, 10017. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Percentage of beneficial ownership is based on 114,054,401 shares of our common stock issued and outstanding as of March 1, 2007.

Name of Beneficial Owner	Number of Shares	Percentage of Shares Beneficially Owned

Judson Cooper (1)	29,340,102	25.4%

Joshua D. Schein, Ph.D. (2)	29,901,372	25.9%

Douglas J. Beck (3)	50,000	*

Scott Eagle (4)	150,000	*

Eric I. Richman (5)	150,000	*

Thomas Lanier (4)	221,372	*

All Directors and Executive Officers as a Group (6 persons)	32,339,429	27.5%

Prism Ventures, LLC (6)	27,473,417	24.1%

Emigrant Capital Corp. (7)	16,276,116	13.7%

Richard Stone (8)	6,147,571	5.4%

Southpoint Capital Advisors, LP (9)	16,000,000	13.6%

Hound Partners, LLC (10)	10,000,000	8.6%

Alexandra Global Master Fund, Ltd. (11)	8,602,500	7.4%

* less than 1%

(1) Consists of (i) 11,000 shares of common stock; (ii) 1,427,450 shares of common stock issuable upon exercise of stock options, (iii) 27,473,417 shares of common stock owned by Prism Ventures, LLC and the limited liability companies referred to in Note 5 below, each of which is owned by Prism Ventures, LLC, a limited liability company in which Mr. Cooper owns a 50% interest, and (iv) 428,235 shares of common stock owned by certain family members of Mr. Cooper. Excludes 1,600,000 unvested stock options.

(2) Includes (i) 1,427,450 shares of common stock issuable upon exercise of stock options and (ii) 27,473,417 shares of common stock owned by Prism Ventures, LLC and the limited liability companies referred to in Note 5 below, each of which is owned by Prism Ventures, LLC, a limited liability company in which Mr. Schein owns a 50% interest. Excludes 1,600,000 unvested stock options.

(3) Includes 50,000 options that vested under the 2004 Stock Option Plan. Does not include unvested options to purchase 175,000 shares of common stock.

(4) Includes 150,000 options that vested under the 2004 Stock Option Plan. Does not include unvested options to purchase 75,000 shares of common stock granted in December 2004 and an additional amount of unvested options to purchase 75,000 shares of common stock granted in February 2007.

(5) Includes 150,000 options that vested under the 2004 Stock Option Plan. Does not include unvested options to purchase 75,000 shares of common stock granted in December 2004 and an additional amount of unvested options to purchase 150,000 shares of common stock granted in February 2007.

(6) Includes an aggregate of 20,621,658 shares of common stock owned by Newton Partners LLC, Windsor Ventures LLC, Sapphire Ventures LLC, Tudor Technology Ventures LLC and Entry Point Capital LLC, each of which is owned by Prism Ventures, LLC. Each of Judson Cooper and Joshua D. Schein own a 50% interest in Prism Ventures, LLC. The address of Prism Ventures, LLC is 524 Clubhouse Road, Woodmere, New York 11598.

(7) The address of Emigrant Capital Corp. is 6 East 43rd Street, New York, New York 10017.

(8) A consultant to us.

(9) Based on Schedule 13G filed October 25, 2005. Robert W. Butts and John S. Clark II are the managing members of Southpoint Capital Advisors LLC, a Delaware limited liability company (“Southpoint CA LLC”) and of Southpoint GP, LLC, a Delaware limited liability company (“Southpoint GP LLC”). Southpoint CA LLC is the general partner of Southpoint Capital Advisors LP, a Delaware limited partnership (“Southpoint Advisors”). Southpoint GP LLC is the general partner of Southpoint GP, LP, a Delaware limited partnership (“Southpoint GP”). Southpoint GP is the general partner of Southpoint Fund LP, a Delaware limited partnership, Southpoint Qualified Fund LP, a Delaware limited partnership, and Southpoint Master Fund, LP, a Cayman Islands exempted limited partnership (the “Master Fund”). Southpoint Offshore Fund, Ltd., a Cayman Island exempted company, is also a general partner of the Master Fund. Southpoint CA LLC, Southpoint GP LLC, Southpoint Advisors, Southpoint GP, Robert W. Butts and John S. Clark II may be deemed the beneficial owners of 16,000,000 shares of Common Stock of Lev Pharmaceuticals, 12,307,692 of which are shares of Common Stock and 3,692,308 are shares of Common Stock issuable upon conversion of warrants. The principal business address of Southpoint CA LLC, Southpoint GP LLC, Southpoint Advisors, Southpoint GP, Robert W. Butts and John S. Clark II is 623 Fifth Avenue, Suite 2503, New York, NY 10022.

(10) Based on Schedule 13G filed October 25, 2005. Jonathan Auerbach is the managing member of Hound Performance, LLC (“Hound Performance”) and Hound Partners, LLC (“Hound Partners LLC”), investment management firms that serve as the general partner and investment manager, respectively, to Hound Partners, LP (“Hound Partners LP”) and Hound Partners Offshore Fund, LP (“Hound Offshore”). Hound Partners LP may be deemed to be the beneficial owner of, and has the shared power to vote, dispose, or direct the voting or disposition of, 4,939,000 shares of common stock of Lev Pharmaceuticals, Inc. (including warrants to purchase 1,139,769 shares of common stock).  Hound Offshore may be deemed to be the beneficial owner of, and has the shared power to vote, dispose, or direct the voting or disposition of, 5,061,000 shares of common stock of Lev Pharmaceuticals, Inc. (including warrants to purchase 1,167,923 shares of common stock).  Jonathan Auerbach, as managing member of Hound Performance and Hound Partners LLC has the power to vote, dispose, or direct the voting or disposition of, the 10,000,000 shares of common stock of Lev Pharmaceuticals, Inc. The principal business address of Hound Partners, LLC, Hound Performance, LLC, and Jonathan Auerbach is 101 Park Avenue, 48th Floor, New York, New York 10178.

(11) Based on Schedule 13G filed October 30, 2005. Alexandra Investment Management, LLC, a Delaware limited liability company (“AIM”), serves as investment adviser to Alexandra Global Master Fund Ltd., a British Virgin Islands company (“Alexandra”). By reason of such relationship, AIM may be deemed to share dispositive power over the shares of common stock stated as beneficially owned by Alexandra. AIM disclaims beneficial ownership of such shares of common stock. Mr. Mikhail A. Filimonov (“Filimonov”) is the Chairman, Chief Executive Officer, Chief Investment Officer and a managing member of AIM. By reason of such relationships, Filimonov may be deemed to share dispositive power over the shares of common stock stated as beneficially owned by Alexandra. Filimonov disclaims beneficial ownership of such shares of common stock. Alexandra's address is c/o AIM, 767 Third Avenue, 39 th  Floor, New York, New York 10017.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the discussion above under the caption “Executive Compensation - Employment, Severance and Change in Control Agreements” for the terms and conditions of the employment agreements we entered into with our executive officers and other members of our senior management team.

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

In March 2004, we entered into a consulting agreement with Richard Stone and granted to Mr. Stone a fully vested warrant in consideration for assisting us in developing our strategic business plan, obtaining the Sanquin license and consulting on our corporate structure. The warrant was for the purchase of 7,327,576 shares of common stock at an exercise price of $0.10 per share, expiring in March 2014.On August 23, 2004, Mr. Stone exercised these warrants on a “cashless exercise” transaction pursuant to which we issued a total of 6,297,571 shares of common stock. On April 1, 2005, we entered into a one year consulting agreement commencing April 1, 2005 with Richard Stone. We renewed this agreement with Mr. Stone in April 2006. Mr. Stone is paid $120,000 per year for his services, with payments made quarterly. Mr. Stone beneficially owns 5.4% of our outstanding common stock.

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

3.1	Certificate of Incorporation (incorporated by reference herein to Exhibit A to the Information Statement on Schedule 14C filed January 26, 2005).

3.2	Bylaws (incorporated by reference herein to Exhibit B to the Information Statement on Schedule 14C filed January 26, 2005).

4.1*	2004 Omnibus Incentive Compensation Plan (incorporated by reference herein to Exhibit 4.1 to Form 8-K filed January 4, 2005).

4.2	Form of Investor Warrant issued in connection with May 2005 Private Placement (incorporated by reference herein to Exhibit 4.1 to Form 8-K filed May 9, 2005).

4.3	Form of Agent Warrant issued in connection with May 2005 Private Placement (incorporated by reference herein to Exhibit 4.2 to Form 8-K filed May 9, 2005).

4.4	Warrant issued to Ashton Partners dated March 17, 2004 (incorporated by reference herein to Exhibit 4.4 to Registration Statement on Form SB-2/A filed on October 24, 2005).

4.5	Warrant issued to Lawler Scientific, LLC dated August 9, 2004 (incorporated by reference herein to Exhibit 4.5 to Registration Statement on Form SB-2/A filed on October 24, 2005).

4.6	Form of Warrant issued in connection with October 2006 Private Placement (incorporated by reference herein to Exhibit 4.1 to Form 8-K filed October 20, 2006).

10.1*	Employment Agreement dated as of November 1, 2004 between Lev Pharmaceuticals, Inc. and Judson Cooper (incorporated by reference herein to Exhibit 10.1 to Form 8-K filed January 4, 2005).

10.2*	Employment Agreement dated as of November 1, 2004 between Lev Pharmaceuticals, Inc. and Joshua D. Schein (incorporated by reference herein to Exhibit 10.2 to Form 8-K filed January 4, 2005).

10.3
Distribution and Manufacturing Services Agreement between Lev Pharmaceuticals, Inc. and Sanquin Blood Supply Foundation dated as of January 16, 2004 (incorporated by reference herein to Exhibit 10.3 to Form 10-KSB filed March 31, 2005). #

10.3.1
First Amendment to the Distribution and Manufacturing Services Agreement between Lev Development Corp. and Sanquin Blood Supply Foundation dated as of January 30, 2006 (incorporated by reference herein to Exhibit 10.3.1 to Form 10-KSB filed March 31, 2006).

10.3.2
Amendment No. 2 to Distribution and Manufacturing Services Agreement between Lev Development Corp. and Sanquin Blood Supply Foundation dated as of January 31, 2006 (incorporated by reference herein to Exhibit 10.3.2 to Form 10-KSB filed March 31, 2006). #

10.4
Exclusive License Agreement between Lev Pharmaceuticals, Inc. and Sanquin Blood Supply Foundation dated as of January 27, 2004 (incorporated by reference herein to Exhibit 10.4 to Form 10-KSB filed March 31, 2005). #

10.5	Registration Rights Agreement dated as of March 19, 2004 (incorporated by reference herein to Exhibit 10.5 to Registration Statement on Form SB-2/A filed on October 24, 2005).

10.5.1
Form of Amendment No. 1 to 2004 Registration Rights Agreement dated as of July 21, 2005 (incorporated by reference herein to Exhibit 10.5.1 to Registration Statement on Form SB-2/A filed on October 24, 2005).

10.6	Form of Investor Registration Rights Agreement dated as of May 3, 2005 (incorporated by reference herein to Exhibit 10.1 to Form 8-K filed May 9, 2005).

10.6.1
Form of Amendment No. 1 to Registration Rights Agreement dated as of July 18, 2005 (incorporated by reference herein to Exhibit 10.6.1 to Registration Statement on Form SB-2/A filed on October 24, 2005).

10.7	Form of Placement Agent Registration Rights Agreement dated as of May 3, 2005 (incorporated by reference herein to Exhibit 10.2 to Form 8-K filed May 9, 2005).

10.7.1
Form of Amendment No. 1 to Placement Agent Registration Rights Agreement dated as of June 14, 2006 (incorporated by reference herein to Exhibit 10.7.1 to Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed on June 16, 2006).

10.8	Investor Rights Agreement dated as of March 19, 2004 (incorporated by reference herein to Exhibit 10.8 to Registration Statement on Form SB-2/A filed on October 24, 2005).

10.9*	Employment Agreement dated as of June 7, 2006 between Lev Pharmaceuticals, Inc. and Douglas Beck (incorporated by reference herein to Exhibit 10.1 to Form 8-K filed June 12, 2006).

10.10*	Employment Agreement dated as of June 7, 2006 between Lev Pharmaceuticals, Inc. and Jason Bablak (incorporated by reference herein to Exhibit 10.2 to Form 8-K filed June 12, 2006).

10.11*	Employment Agreement dated as of August 2, 2006 between Lev Pharmaceuticals, Inc. and Joseph Truitt (incorporated by reference herein to Exhibit 10.2 to Form 8-K filed August 3, 2006).

10.12	Form of Securities Purchase Agreement dated as of October 16, 2006 (incorporated by reference herein to Exhibit 10.1 to Form 8-K filed on October 20, 2006).

10.13	Form of Registration Rights Agreement dated as of October 16, 2006 (incorporated by reference herein to Exhibit 10.2 to Form 8-K filed on October 20, 2006).

10.14
Form of Lease Agreement dated as of December 20, 2006 between Lev Pharmaceuticals, Inc. and DOLP 675 Properties II, LLC (incorporated by reference herein to Exhibit 10.1 to Form 8-K filed on December 22, 2006).

10.15*§	Employment Agreement dated as of January 17, 2007 between Lev Pharmaceuticals, Inc. and Judson Cooper.

10.16*§	Employment Agreement dated as of January 17, 2007 between Lev Pharmaceuticals, Inc. and Joshua D. Schein.

10.17*§	Offer Letter dated March 16, 2007 between Lev Pharmaceuticals, Inc. and Dov Elefant

14.1	Code of Ethics (incorporated by reference herein to Exhibit 14.1 to Form 10-KSB filed March 31, 2005).

21.1	Subsidiary of the Registrant (incorporated by reference herein to Exhibit 21.1 to Form 10-KSB filed March 31, 2005).

31.1§	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2§	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1§	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2§	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement required.

§ Filed herewith.

# Confidential treatment has been granted with respect to portions of this document pursuant to Rule 24b-2 of the Securities Exchange Act. The redacted portions of this document were filed separately with the Securities and Exchange Commission.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed and unbilled for professional services rendered by the Company’s principal accountants for the audits and reviews of the Company’s financial statements including the financial statements contained in this Form 10-KSB were $97,337 for the year ended December 31, 2006, which includes reviews of the Form 10-QSB and $70,000 for the year ended December 31, 2006 and December 31, 2005, respectively.

Audit-Related Fees.

For the years ended December 31, 2006 and December 31, 2005, we were billed $37,470 and $38,572, respectively, for non-audit fees related to the Company’s registration statements and attending the 2005 stockholders’ meeting.

Tax and Other Fees.

The Company was billed $19,082 during December 31, 2006 by its principal accountant for tax compliance matters and other services and was not billed for such services during December 31, 2005.

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

LEV PHARMACEUTICALS, INC.

March 30, 2007	By:	/s/ Joshua D. Schein
Joshua D. Schein
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Joshua D. Schein	Chief Executive Officer and	March 30, 2007
Joshua D. Schein	Director (Principal Executive Officer)

/s/ Judson Cooper	Chairman of the Board, Executive	March 30, 2007
Judson Cooper	Vice President and Secretary

/s/ Douglas J. Beck	Chief Financial Officer	March 30, 2007
Douglas J. Beck	(Principal Financial and Accounting Officer)

/s/ Scott Eagle	Director	March 30, 2007
Scott Eagle

/s/ Eric I. Richman	Director	March 30, 2007
Eric I. Richman

/s/ Thomas Lanier	Director	March 30, 2007
Thomas Lanier

/s/ Dov Elefant	Corporate Controller	March 30, 2007
Dov Elefant

CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page
Report of independent registered public accounting firm	F-2

Consolidated Balance sheet as of December 31, 2006	F-3

Consolidated Statements of operations for the period from July 21, 2003 (inception) to December 31, 2006 and for the years ended December 31, 2006 and 2005	F-4

Consolidated Statements of changes in stockholders' equity for the year ended December 31, 2006 and the period from July 21, 2003 (inception) to December 31, 2006	F-5

Consolidated Statements of cash flows for the period from July 21, 2003 (inception) to December 31, 2006 and for the years ended December 31, 2006 and 2005	F-6

Notes to financial statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Lev Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Lev Pharmaceuticals, Inc. and subsidiary (the “Company”) (a development stage enterprise) as of December 31, 2006, the related consolidated statements of operations and cash flows for the periods from July 21, 2003 (inception) to December 31, 2006 and for each of the years ended December 31, 2006 and December 31, 2005 and the consolidated statements of changes in stockholders’ equity for each of the years ended December 31, 2006 and 2005 and for the period from July 21, 2003 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Lev Pharmaceuticals, Inc. and subsidiary as of December 31, 2006, and the consolidated results of their operations and their consolidated cash flows for the periods from July 21, 2003 (inception) to December 31, 2006 and for each of the years ended December 31, 2006 and December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B[11] to the Consolidated Financial Statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2006.

/s/ Eisner LLP

New York, New York
March 23, 2007

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Balance Sheet
December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$7,887,635
Investments - held to maturity	9,999,845
Prepaid expenses	378,786
Other assets	82,030

Total current assets	18,348,296

Fixed assets, net of accumulated depreciation	131,094
Other	93,335

$18,572,725

LIABILITIES
Current liabilities:
Accounts payable	$1,662,651
Accrued expenses	1,494,548

Total current liabilities	3,157,199

Loan payable, net of discount	1,803,554
Total liabilities	4,960,753

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 20,000,000 authorized,
no shares issued and outstanding
Common stock - $0.01 par value, 200,000,000 shares authorized,
114,010,237 shares issued and outstanding	1,140,102
Additional paid-in capital	35,660,209
Deficit accumulated during the development stage	(23,188,339)

Total stockholders' equity	13,611,972

$18,572,725

See notes to consolidated financial statements

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Operations

	Period From July 21, 2003 (Inception) to December 31,	Year Ended December 31,
	2006	2006	2005
Costs and expenses:
Research and development	$10,670,226	$7,167,459	$2,368,834
Merger cost payments to certain Fun City Popcorn, Inc. shareholders	283,732
General and administrative	12,321,081	4,835,444	4,110,005

Loss before other income (expense)	(23,275,039)	(12,002,903)	(6,478,839)

Other income (expense):
Interest income	514,659	281,852	181,895
Interest expense	(57,904)	(46,438)	(11,412)

Net loss	$(22,818,284)	$(11,767,489)	$(6,308,356)

Net loss per share - basic and diluted		($0.13)	($0.08)

Weighted average shares - basic and diluted		88,235,294	79,624,173

See notes to consolidated financial statements

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Changes in Stockholders' Equity (Notes A, G and I)
Year Ended December 31, 2006 and 2005 and the Period From July 21, 2003 (Inception) to December 31, 2004
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
Modification of options and warrants in connection with merger treated as compensation expense					75,201			75,201
Net loss for the year ended December 31, 2004							(4,622,214)	(4,622,214)
Balance - December 31, 2004			76,303,319	763,033	9,891,915	0	(5,112,494)	5,542,454

Issuance of common stock and warrants in May 2005, at $1.00 per share, net of issuance cost of $679, 677			5,044,774	50,448	4,314,649			4,365,097
Repricing of warrant (Note I) in May 2005					27,819			27,819
Cashless exercise of warrant in September 2005			179,451	1,794	(1,794)			0
Issuance of warrants for services to purchase 50,000 shares of common stock at fair value in October 2005					11,329			11,329
Repricing of vested options to executive officers in December 2005					1,427,450			1,427,450
Net loss for the year ended December 31, 2005							(6,308,356)	(6,308,356)
Balance - December 31, 2005			81,527,544	815,275	15,671,368	0	(11,420,850)	5,065,793

Issuance of warrants to purchase 275,000 shares of common stock at fair value in January and June 2006 for services rendered					58,403			58,403
Issuance of common stock in May 2006 at $0.45 per share for services rendered			175,000	1,750	77,000			78,750
Stock based compensation					457,351			457,351
Issuance of common stock and warrants in October 2006, net of issuance costs: $1,415,255			32,307,693	323,077	19,261,668			19,584,745
Value of 125,000 vested warrants at fair value in December 2006 for services rendered					134,419			134,419
Net loss for the year ended December 31, 2006							(11,767,489)	(11,767,489)
Balance - December 31, 2006			114,010,237	$1,140,102	$35,660,209	$0	$(23,188,339)	$13,611,972

See notes to consolidated financial statements

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Consolidated Statements of Cash Flows

	Cumulative Period From July 21, 2003 (Inception) to December 31,	Year Ended December 31,
	2006	2006	2005
Cash flows from operating activities:
Net loss	$(22,818,284)	$(11,767,489)	$(6,308,356)
Adjustments to reconcile net loss to net cash used
in operating activities:
Repricing of options and warrants	1,455,269		1,455,269
Compensation to consultants from issuance of warrants	2,209,177	192,822	10,825
Option and warrants modification resulting from merger	75,201
Stock issued for services	78,750	78,750
Depreciation expense	30,302	19,542	10,474
Supplier purchase funding	788,796	749,979	38,817
Amortization of debt discount	1,014,758	737,498	277,260
Accretion of investment income	(12,610)	(12,610)
Stock compensation to employees	457,351	457,351
Changes in:
Prepaid expenses and other assets	(553,647)	(200,424)	(31,028)
Accounts payable	1, 662,651	1,005,421	657,230
Accrued expenses	1,494,548	1,142,512	108,411
Income tax liability	(64,463)		(82,916)
Deferred lease liability		(2,519)	(2,338)

Net cash used in operating activities	(14,182,201)	(7,599,167)	(3,866,352)
Cash flows from investing activities:
Purchase of fixed assets	(161,396)	(80,714)	(73,246)
Purchase of investments	(9,987,235)	(7,499,845)	(2,487,390)

Net cash used in investment activities	(10,148,631)	(7,580,559)	(2,560,636)

Cash flows from financing activities:
Proceeds from notes payable to stockholder	18,000
Repayment of notes payable to stockholder	(18,000)
Net proceeds from sale of common stock and warrants	32,218,337	19,584,745	4,365,097
Proceeds from stock subscription receivable	130
Net cash provided by financing activities	32,218,467	19,584,745	4,365,097

Net increase (decrease) in cash and cash equivalents	7,887,635	4,405,019	(2,061,891)
Cash and cash equivalents - beginning of period		3,482,616	5,544,507
Cash and cash equivalents - end of period	$7,887,635	$7,887,635	$3,482,616

Supplemental non-cash investing and financing activities:

Issuance of 179,451 shares of common stock in connection with the cashless exercise of a warrant to purchase 190,327 shares in September 2005 (Note G).

See notes to consolidated financial statements

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A - ORGANIZATION AND BUSINESS

Fun City Popcorn, Inc. (“FCP”), a non-operating public company, was incorporated on September 18, 1985 in the State of Nevada.

On November 5, 2004, FCP entered into an agreement and plan of merger (the “Agreement”) with Lev Development Corp., formerly known as Lev Pharmaceuticals, Inc. (“Lev”), which was incorporated on July 21, 2003 in the State of Delaware. Lev is a development stage company which is engaged in developing and commercializing therapeutic products for the treatment of inflammatory diseases. On December 29, 2004, the merger closed and pursuant to the Agreement, FCP acquired 100% of the outstanding capital stock of Lev through its subsidiary Lev Acquisition Corp. (“LAC”). In connection with the merger, FCP subsequently changed its name to Lev Pharmaceuticals, Inc. and increased its authorized common stock to 200,000,000 shares and its authorized preferred stock to 20,000,000 shares. Under the terms of the Agreement, the stockholders of Lev exchanged all of their issued and outstanding shares of common stock for 5,029,795 shares of FCP common stock, and 4,789,433 shares of FCP Series A voting convertible preferred stock (the “Exchange”). Each Series A voting convertible preferred share was converted automatically into 13.940668 shares of FCP common stock (an aggregate of 66,767,994 common shares). The 71,797,789 shares of common stock represented approximately 94.10% of the ownership interests in FCP following the merger. In addition, 4,505,530 shares of common stock of FCP were deemed issued and outstanding in connection with the Exchange. In addition, all of the outstanding Lev options and warrants immediately prior to the merger were exchanged for 2,854,900 FCP options and 301,668 FCP warrants. The Exchange, which resulted in the stockholders of Lev having control of FCP, represents a recapitalization of FCP, or a “reverse merger” rather than a business combination. In connection therewith, FCP's historical capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by FCP in the Exchange while Lev's historical accumulated deficit was carried forward. The statement of operations reflects the activities of Lev from the commencement of its operations on July 21, 2003. In connection with the Agreement, Lev agreed to acquire FCP for $350,000. In December 2004, Lev paid certain FCP stockholders $283,731 which represents the acquisition price of $350,000 less the assumption of a tax liability of $66,269. In connection with the Exchange, the exercise price of the outstanding warrants and options remained the same. The Company recorded a charge of approximately $75,000 for the change in value of the Company's outstanding options and warrants as of December 29, 2004 as a result of the increase in the number of common shares into which these equity instruments are exercisable based on the exchange ratio used in the merger, since the aggregate intrinsic value of the warrants and options after the Exchange is greater than before. The Black-Scholes option-pricing model was used to calculate the value of certain options and warrants and the related charge based upon the following weighted average assumptions to determine fair value: risk-free interest rate of 3.58%; expected life of 5 years; dividend yield of 0%; and expected volatility of 70%.

As a development stage enterprise, the Company's primary efforts are devoted to conducting research and development for the treatment of inflammatory diseases. As the Company has limited capital resources and has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future the Company has needed to raise capital from the sales of its securities to sustain operations. As of December 31, 2006, the Company had approximately $17.9 million in cash, cash equivalents and short-term investments. Management believes that cash, cash equivalents and short-term investments as of December 31, 2006 should be sufficient to fund operations through December 31, 2007. In October 2006, the Company raised net proceeds of $19,584,745 in a private placement, see Note G. However, the Company will be required to raise additional funds to meet long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

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

The Company considers all highly liquid investments which have original maturities of three months or less, to be cash equivalents.

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
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[6]	Concentration of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. As of December 31, 2006, the Company had approximately $9,453,926 over the FDIC limit.

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), which requires all stock-based payments, including grants of stock options, to be recognized in the Statement of Operations as compensation expense, based on their fair values on the grant date. Under SFAS No.123(R), the estimated fair value of options granted under the Company’s Employee 2004 Omnibus Incentive Compensation Plan (“Plan”) are recognized as compensation expense over the option-vesting period. The Company adopted SFAS No. 123(R), using the modified-prospective-transition method, in which compensation expense is recognized beginning with the effective date of the adoption for all stock-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption but not vested on the date of adoption, based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. During the year ended December 31, 2006, the Company recorded $457,351 of stock-based employee compensation expense.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[11]	Stock-based compensation (continued):

Prior to January 1, 2006, the Company applied APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant, provided that pro forma net loss and net loss per share disclosures were made as required by the original provisions of SFAS No. 123. The following table illustrates the effect on net loss and loss per share if the fair value method had been applied under SFAS No. 123 to the prior period.

Year Ended December 31, 2005
Net loss applicable to common shareholders, as reported	$(6,308,356)
Add: Total stock-based employee compensation expense determined under fair value method	(470,051)
Less: Stock based employee compensation related to repricing including in net loss as recorded	$1,427,450
Pro forma net loss	$(5,350,957)
Basic and diluted loss per share
As reported	$(0.08)
Pro forma	$(0.07)

The following table illustrates the breakdown of total stock compensation expense by function for the year ended December 31, 2006:

Stock option expense by function:

Year Ended December 31, 2006
Research and development expense before stock option expense	$6,991,341
Stock option expense	176,118
Research and development expense	$7,167,459

General and administrative expense before stock option expense	$4,554,211
Stock option expense	281,233
General and administrative expense	$4,835,444

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[11]	Stock-based compensation (continued):

Under the modified prospective method of transition under SFAS No. 123(R), the Company is not required to restate its prior period financial statements to reflect expensing of stock-based compensation under SFAS
No. 123(R). Therefore, the results for the year ended December 31, 2006 are not directly comparable to the same period in the prior year.

Prior to the adoption of SFAS No. 123(R), the Company presented cash flows resulting from the tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the
Consolidated Statement of Cash Flows. SFAS No. 123(R) requires cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company did not realize any tax benefits from stock options during the year ended December 31, 2006.

For purposes of the disclosure in the foregoing table and for purposes of determining estimated fair value under SFAS No.123(R), the Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option -pricing model and has applied the assumptions set forth in the following table. The Company calculated expected volatility based upon comparable companies in the industry for 2005 and historical volatility of the Company’s common stock in 2006. The weighted-average fair value of options granted in 2005 and 2006 was approximately $0.73 and $0.64, respectively. The following table illustrates the assumptions used in the Company’s Black-Scholes option pricing model to determine the stock option expense for the years ended December 31, 2006 and December 31, 2005.

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Estimated Life (Years)	Weighted Average Remaining Contractual Life (Months)
For the year ended December 31, 2005	3.58% - 4.39%	0%	70.0%	5	108

For the year ended December 31, 2006	4.77% - 4.99%	0%	132%-157%	4.50-6.25	104

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

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[11]	Stock-based compensation (continued):

A summary of option activity under the Plan as of December 31, 2006 and changes during the year then ended is presented below.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2004	3,529,900	$0.84
Granted	2,954,900	0.33
Cancelled	(2,854,900)	(0.85)

Outstanding, December 31, 2005	3,629,900	$0.42
Granted	1,965,000	0.66
Outstanding, December 31, 2006	5,594,900	$0.50	8.41	$4,792,894
Vested and expected to vest, December 31, 2006	5,594,900	0.50	8.41	$4,792,894
Exercisable shares as of December 31, 2006	3,779,900	$0.40	8.50	$3,618,442

Summary Details for Plan:

There were no options canceled or exercised during the year ended December 31, 2006. Additionally, the weighted average, grant date fair value of options granted during the year was approximately $1,248,491or $0.60 per share using the Black Scholes option pricing model. For the year ended December 31, 2006 the Company recorded $127,863 as research and development expense for the value of performance-based options to purchase 120,000 shares of common stock since the performance measure was met during the year. A summary of the status of the Company’s unvested options as of December 31, 2006, and changes during the year then ended is presented below.

Unvested options issued under the Plan:
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Unvested balance, December 31, 2005	550,000	$0.87
Granted	1,965,000	0.66
Vested	(700,000)	0.69
Unvested balance, December 31, 2006	1,815,000	$0.71	8.51	$1,174,452

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[11]	Stock-based compensation (Continued):

As of December 31, 2006, there was $692,944 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. This expense is expected to be recognized over a weighted-average period of 22 months.

The following chart shows the effect of stock option expense on the Consolidated Statement of Operations:

Year Ended December 31, 2006
Loss before other income (expense) and stock option expense	$(11,545,552)
Stock option expense	(457,351)
Loss before other income (expense)	$(12,002,903)
Net loss before stock option expense	$(11,310,138)
Stock option expense	(457,351)
Net loss	$(11,767,489)
Basic and diluted loss per share before Stock option expense	$(0.13)
Stock option expense per share	(0.00)
Basic and diluted loss per share	$(0.13)

The fair value of warrants issued to non-employees for services are included in the financial statements and expensed when services are performed. Warrants issued in connection with services or financings were valued at the grant date using the Black-Scholes option-pricing model.

[12]	New Accounting Pronouncements:

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

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[12]	New Accounting Pronouncements (Continued):

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (SFAS 159), which permits entities to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective as of the beginning of fiscal years after November 15, 2007.  We are currently evaluating the impact that SFAS 159 will have on our consolidated financial position, results of operations, and cash flows as of its adoption in 2008.

[13]	Net loss per share:

Basic net loss per share is computed on the basis of net loss for the period divided by the weighted average number of shares of common stock outstanding during the period. There were potentially dilutive common shares of 20,824,037 and 6,994,672 as of December 31, 2006 and December 31, 2005, respectively, related to stock options and warrants, which were excluded from the diluted loss per share calculation since their effect would have been anti-dilutive.

[14]	Fair Value of financial instruments:

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts payable and accrued expenses are shown at cost which approximates fair value due to the short-term nature of these instruments. The fair value of the debt approximates the carrying value as the interest rates are generally variable based on market interest rates and reflect current market rates available to the Company.

NOTE C - INVESTMENTS

Investments with original maturities of 91 days to one year are considered short term investments and are carried at amortized cost. Investments consist of $4,999,845 in an Adjustable Rate Preferred Security and a Certificate of Deposit for $5,000,000. amortized

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE D - FIXED ASSETS

Fixed assets as of December 31, 2006 consist of the following:

Office equipment	$149,750
Lab equipment	11,645
161,395
Accumulated depreciation	(30,301)
$131,094

Depreciation expense for the year ended December 31, 2006 and December 31, 2005 was $ 19,542 and $10,474.

NOTE E - ACCRUED EXPENSES

Accrued expenses as of December 31, 2006 consist of the following:

Research and development - sponsored research	$234,000
Research and development - other	653,540
Research and development - payroll	28,756
Professional fees - general and administrative	60,000
Payroll - general and administrative	487,380
Other - general and administrative	30,872
Total	$1,494,548

NOTE F - LOAN PAYABLE

The Company purchases its C1-INH product from the Sanquin Blood Supply Foundation (“Sanquin”). Under the agreement with Sanquin, Sanquin provides a loan to the Company for the value of C1-INH purchased. The loans are subject to a purchase money security interest.   Upon regulatory approval, Sanquin will forgive each loan and release all security interests. If regulatory approval is not obtained, then each loan is payable on the earlier of January 16, 2014 or the termination of the agreement. The principal loan balance outstanding as of December 31, 2006 was $1,803,554 net of debt discount of $959,140. This debt discount relates to interest imputed on the original loan balance as it is non-interest bearing and was recorded as a reduction to product costs that were included as research and development expense. The loans are payable in Euros and any currency differences are recorded in our Consolidated Statement of Operations. The Company has recorded interest expense using the effective interest rate method. Interest rates range from 4.31% to 7.64%. For the years ended December 31, 2006 and December 31. 2005, interest expense was $46,438 and $11,412 respectively. The amount included in research and development expense for product cost for the years ended, December 31 2006 and December 31, 2005 was $1,441,079 and $306,858, respectively.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE G - STOCKHOLDERS’ EQUITY

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

In February 2005, Lev increased its authorized common stock to 200,000,000 shares and its authorized preferred stock to 20,000,000 shares.

In May 2005, Lev completed a private placement of units and raised gross proceeds of $5,044,774 from the sale of 100.9 units. Each unit was sold at a price of $50,000 and consisted of 50,000 shares of common stock and a five-year warrant to purchase 25,000 shares of common stock at an exercise price of $1.35 per share. Lev’s net proceeds were $4,365,097 after payment of fees and expenses, including the estimated costs of registering the shares of common stock for resale. Lev paid $454,030 to the placement agent and issued warrants to the placement agent to purchase 681,044 shares of common stock. These warrants are exercisable at $1.35 per share and expire in May 2010. The Company issued an aggregate of 5,044,774 shares of common stock and warrants to purchase 2,522,387 shares of common stock to investors in this private placement, not including the warrants issued to the placement agent. The Company entered into a registration rights agreement in connection with a private placement that requires the Company to file a registration statement for the resale of shares of common stock and common stock issuable upon the exercise of warrants. The Company was required to use commercially reasonable efforts to have the registration statement declared effective by October 24, 2005. The Securities and Exchange Commission declared the registration statement effective on October 24, 2005. In addition, the Company is required to use its commercially reasonable efforts to maintain the effectiveness of the registration statement until the earlier date when all registrable securities (a) have been sold pursuant to the registration statement or an exemption from the registration requirements of the Securities Act, or (b) two years from the date of the effectiveness of the registration statement. If the Company fails to maintain the effectiveness of the registration statement pursuant to the registration rights agreement then the Company is required to make a cash payment of liquidated damages to the investors of 1% of the amount paid by the investors for each 30 day period, until such deficiency is cured.

The Company has accounted for the registration rights agreement as a separate freestanding instrument and treated the liquidated damages provision as a derivative liability subject to SFAS No. 133. Accordingly, the liability is recordable at its estimated fair value. The amount of the liability determined by the Company was immaterial.

On May 4, 2006, the Company entered into a one-year consulting agreement for services from an investor relations firm. The Company issued 175,000 shares of common stock at a fair value of $78,750. An additional 175,000 shares were issuable in six months if the agreement was not cancelled. The Company cancelled this agreement on November 1, 2006. The monthly fee was $10,000.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE G - STOCKHOLDERS’ EQUITY (CONTINUED)

[1]	Common stock (Continued):

On October 16 and October 20, 2006, the Company closed on a private placement for the sale of a combined aggregate of $21,000,000 million of its securities sold in units to certain institutional and other accredited investors. The units consist of 32,307,693 shares of the Company’s common stock and warrants to purchase 9,692,308 shares of common stock, at a purchase price of $0.65 per share. The warrants are exercisable at any time until five years from the initial closing date at a price of $0.84 per share. The Company paid commissions of $1,279,593 and issued 1,698,538 and 198,519 warrants to registered broker-dealers that assisted in the financings (the “Agent Warrants”). The Agent Warrants were issued at $0.84 and $1.18 per share, respectively, and expire five years from the date of issuance. The Company paid $1,415,255 in expenses and the net proceeds were $19,584,745. A registration rights agreement was entered into in connection with the private placement that required the Company to file a registration statement for the resale of shares of common stock and common stock issuable upon the exercise of the warrants. The Company was required to use commercially reasonable efforts to have the registration statement declared effective within 120 days from the filing date, or 180 days from such date if the SEC undertakes a full review of the registration statement. In addition, the Company is required to maintain effectiveness for two years. If the Company failed to have the registration statement declared effective within the proscribed time period, then the Company would have been required to issue 630,000 warrants as liquidated damages to the investors.

The Company accounts for the registration rights agreement as a separate freestanding instrument and accounts for the liquidated damages provision as a derivative liability subject to SFAS 133. Accordingly, the liability is recordable at its estimated fair value. The amount of the liability determined by the Company was immaterial. The Securities and Exchange Commission declared the registration statement effective on December 11, 2006.

[2]	Warrants:

In February, 2004, the Company entered into an engagement agreement (the “Engagement Agreement”) with a placement agent (the “Placement Agent”), under which the Placement Agent was engaged to raise funds and assist the Company in an initial public offering. The Engagement Agreement also provided for the sale to the Placement Agent of a contingent warrant for $100,000 to purchase up to 35,686,243 shares of common stock. The Placement Agent raised approximately $550,000 for the Company in February 2004. In June, 2004, the Company entered into an amended and restated engagement agreement (the “Amended Engagement Agreement”) which replaced the Engagement Agreement. In connection with the Amended Engagement Agreement, the warrant to purchase 35,686,243 shares of common stock was cancelled and terminated, and the Placement Agent would receive a defined number of warrants, exercisable at $0.85 per share to purchase up to a maximum of 7,137,249 shares of the Company's common stock based on the amount of funds raised from investors introduced by the Placement Agent. In addition, the Placement Agent would receive a defined amount of cash compensation. The Company was responsible for all expenses in connection with the private placement. No funds were raised under the Amended Engagement Agreement, which expired on September 1, 2004 and no warrants were issued thereunder.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE G - STOCKHOLDERS’ EQUITY (CONTINUED)

[2]	Warrants (continued):

In March 2004, the Company granted fully vested warrants to two consultants, who had assisted the Company with developing its strategic business plan, obtaining its license for the C1-INH product and consulting on its corporate structure. The warrants are for the purchase of 7,327,576 shares of common stock at an exercise price of $0.10 per share, expiring in March 2014. The aggregate fair value of the warrants using the Black-Scholes option-pricing model, totaled approximately $1,986,000. The weighted-average assumptions used to determine the fair values of the warrants are as follows: risk-free interest rate of 2.64%; expected warrant life of 5 years; dividend yield of 0% and expected volatility of 70%. On August 23, 2004, one of the consultants exercised warrants covering 7,137,249 shares of common stock in a net share settlement. The warrant exercise price of $250,000 was satisfied by reducing the number of shares exercised. The Company issued 6,297,571 shares of common stock. On September 12, 2005, one of the consultants exercised on a cashless basis warrants to purchase 190,327 shares of common stock and the Company issued 179,451 shares of stock. See Note I - Stock Options and Warrants. The warrant exercise price was satisfied by reducing the number of shares exercisable.

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

In October 2005, the Company entered an agreement for public and investor relation services which was subsequently cancelled during 2006. The consultant was compensated partly in cash and partly through the issuance of a warrant to purchase 50,000 shares of common stock at $1.10 per share that vested immediately and expires in three years. The fair value of the warrant, using the Black-Scholes option pricing model was $11,329. The weighted-average assumptions used to determine the fair value of the warrants were as follows: risk-free interest rate of 4.23%; warrant life of 3 years; dividend yield of 0% and expected volatility of 70%. In connection with these services, $10,825 and $504 was charged to operations for the years ended December 31, 2006 and December 31, 2005, respectively.

In January 2006, the Company entered into an agreement with an investor relations firm to provide services and was subsequently cancelled. The Company issued warrants to purchase 50,000 shares of common stock at $1.10 per share that will expire in three years. The fair value of warrants was $14,524 based on the Black Scholes option pricing model and was charged to expense. The weighted average assumptions used to determine fair market value of the warrants are as follows: interest rate of 4.34%, expected warrant life of 3 years, dividend yield of 0% and expected volatility of 70%.

In June 2006, the Company issued to a consultant for research and development services to be rendered through March 31, 2007, warrants to purchase an aggregate of 225,000 shares of common stock at an exercise price of $0.62 per share and which expire in seven years. Warrants to purchase 100,000 of these shares vested on the date of issuance and the remainder will vest only if the consultant satisfies a milestone performance obligation as specified in the consultant’s agreement. In addition, a maximum of 80,000 additional warrants will be granted to this consultant in the event he satisfies additional performance milestones. The consultant is due $100,000 through February 2007 and can earn an additional $180,000 for the attainment of an additional milestone as defined in the consulting agreement. The Company valued the 100,000 vested warrants at $43,879 based upon the Black Scholes option pricing model. The weighted average assumptions used to determine fair market value of the warrants is as follows: interest rate of 5.23%; expected warrant life of 7 years; dividend yield of 0% and expected volatility of 149%. In September 2006, the Company recorded the value of 125,000 unvested warrants at $85,297 based upon the Black Scholes option pricing model related to the performance condition because the Company deemed it more probable than not that the performance criteria would be met. The weighted average assumptions used to determine fair market value of the warrants is as follows: interest rate of 4.60%; expected warrant life: 7 years; dividend yield of 0% and expected volatility of 138%. In addition, the Company incurred $194,000 of expenses related to this agreement through December 31, 2006 which includes $100,000 for the expected milestone. For subsequent periods, the value of the warrant will be credited or charged to the Consolidated Statement of Operations at each reporting period to reflect subsequent changes in value until the milestone has been met. If the milestone has not been met, then cumulative charges will be credited to income in the Consolidated Statement of Operations.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE G - STOCKHOLDERS’ EQUITY (CONTINUED)

[2]	Warrants (Continued):

In December 2006, the Company recorded an expense for the issuance of an additional 125,000 warrants relating to the June 2006 grant for research and development services for the attainment of a performance condition. The additional expense recorded upon reaching the vesting criteria in December 2006 was $49,122 and the aggregated expense was $134,419. The weighted average assumptions used to determine fair market value of the warrants is as follows: interest rate of 4.54%, expected warrant life: 7 years; dividend yield of 0% and expected volatility of 133.46%.

The weighed average fair value at the date of grant for warrants granted during the years ended December 31, 2006 and December 31, 2005 was $0.70 and $0.26, respectively, using the Black-Scholes pricing option model.

Warrant activity is summarized as follows:

		Weighted-Average
	Shares	Exercise Price

Warrants outstanding and exercisable
as of December 31, 2004	301,668	$0.38
Granted (1)	3,555,099	$1.24
Exercised (2)	(190,327)	$0.04
Cancelled (1)	(301,668)	$0.38

Warrants outstanding and exercisable as of December 31, 2005	3,364,772	$1.31
Granted	11,864,365	$0.84

Warrants outstanding and exercisable as of December 31, 2006	15,229,137	$0.95

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE G - STOCKHOLDERS’ EQUITY (CONTINUED)

[2]	Warrants (Continued):

(1)	Includes repriced warrants of 301,668, see Note I.
(2)	Exercised on a cashless basis for a net share issuance of 179,451 shares in September, 2005.

The following table summarizes information about warrants outstanding at December 31, 2006:

		Weighted
		Average
	Number	Remaining
	Outstanding	Contractual
Exercise	And	Life
Price	Exercisable	(In Years)

$ 0.30 - $0.62	336,341	7.1
$ 0.84	11,390,846	4.8
$ 1.10 - $1.18	298,519	2.9
$ 1.35	3,203,431	3.4

	15,229,137

NOTE H - COMMITMENTS AND CONTINGENCIES

[1]	Sanquin Blood Supply Foundation:

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

In September 2003, the Company and Sanquin entered into an option agreement (the “Option Agreement”) under which Sanquin granted to the Company an option for an exclusive, world-wide license to certain Sanquin technology and underlying patents. The Company paid Sanquin a non-refundable fee of $25,000 in exchange for the rights to this option. In January, 2004, the Company exercised its option under the Option Agreement (see License Agreement below).

(b)	Distribution and manufacturing services agreement:

In January 2004, the Company and Sanquin entered into a distribution and manufacturing services agreement (the “Distribution Agreement”) under which Sanquin agreed to manufacture and supply agreed-upon quantities of the Product to the Company, as soon as Sanquin obtained an export license during 2005, for an agreed-upon minimum price, which is subject to change. In connection with quantities supplied for the clinical trial prior to regulatory approval, Sanquin has provided a loan to the Company in the amount of the Product purchased, which is subject to a purchase money interest in the Product. The Company expects to purchase approximately $2,850,000 of Product for use in the clinical trial and such future purchases will be added to our loan account. Upon regulatory approval, Sanquin will forgive the loan and release any and all security interests. If regulatory approval is not obtained, the loan is payable on January 16, 2014. Title to the Product transfers to the Company upon delivery. The Product is being used to conduct Phase III clinical trials. Sanquin also granted to the Company the exclusive right to distribute, market and sell the Product in the U.S. and certain other countries, upon receiving regulatory approval to do so in each respective country.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE H - COMMITMENTS AND CONTINGENCIES (CONTINUED)

[1]	Sanquin Blood Supply Foundation (Continued):

The Distribution Agreement terminates on December 31, 2007, unless extended by the Company for up to two three-year periods or by mutual agreement of the parties prior to its expiration. In addition, either party may terminate the Distribution Agreement upon breach, as defined, by the other party that is not cured within 30 days of written notice. Commencing with the commercial launch of the product and thereafter, the Company must purchase from Sanquin a minimum of approximately $9,900,000 of the Product per calendar year.

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

In consideration for the granting of the license, the Company agreed to pay Sanquin, within 60 days of execution of the License Agreement, $82,000, the agreed-upon amount of expenses incurred by Sanquin for the preparation, filing and maintenance of the underlying patents through the date of execution of the License Agreement. In addition, the Company shall make the following payments to Sanquin during the course of the License Agreement: (i) royalties on net sales, as defined, of therapeutic products or diagnostic products, as defined; (ii) a non-refundable, non-creditable one-time license access fee of $175,000 within 60 days of execution of the License Agreement; (iii) minimum annual royalties beginning in the first year of commercialization, as defined; and (iv) 10% of the consideration received from patent infringement settlements. In addition, the Company is required to create a comprehensive research plan for the commercial exploitation of the licensed technology. The Company is continuing to work with Sanquin on the design of the research plan for AMI. The Company agreed to commit a minimum of $125,000 per annum during the first three years following the execution of the License Agreement toward research on the licensed technology conducted by Sanquin and other parties. In February 2004, the Company paid $257,000 in connection with execution of the License Agreement and such amounts were recorded in the Consolidated Statement of Operations for the year ended December 31, 2004 as research and development expense.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE H - COMMITMENTS AND CONTINGENCIES (CONTINUED)

[1]	Sanquin Blood Supply Foundation (Continued):

The License Agreement will terminate upon the expiration of the last to expire patent underlying the related technology. In the event of expiration of the License Agreement, the Company will have a royalty-free, fully paid-up, non-exclusive license to the technology. Either party may terminate the License Agreement upon breach by the other party that is not cured within 30 days of written notice. The Company will have the right to terminate the License Agreement for any reason, with 90 days written notice to Sanquin at which time the Company will be responsible to pay certain defined outstanding obligations. Sanquin may terminate the License Agreement if the Company does not perform, as defined, under the License Agreement and such failure to perform is not cured within 60 days after written notice to the Company.

[2]	Service agreements:

In March, 2005, the Company entered into an agreement with a clinical research organization (“CRO”) for the design, management and implementation of clinical development programs. The Company made a payment of approximately $57,000 as a deposit against monthly invoices. Based on existing commitments, the estimated fees for the services to be provided are approximately $1,272,000 in 2007. No assurances can be given that the total fees we incur under this agreement will not exceed the Company’s estimates. Approximately $687,000 has been incurred and recorded through December 31, 2006. Lev entered into a separate service agreement with the CRO in September 2006. which governs the CRO’s provision of additional services in connection with our Phase III clinical trials and activities related to the commercialization of our product candidates. Pursuant to the September 2006 service agreement, Lev entered into three separate work orders, each pertaining to following aspects of the Phase III clinical trials: open label prophylaxis treatment of HAE, pharmacokinetics and open label acute treatment of HAE. The services provided by the CRO pursuant to both contractual arrangements are on a work order basis and Lev is invoiced on time and materials basis. Although these work orders may continue through the completion of the clinical trials, which Lev has estimated will occur during the fourth fiscal quarter of 2007, Lev has the right to terminate both contract, and any pending work order, on prior notice and without cause.

[3]	Operating lease:

On October 25, 2006, the Company entered into a month-to-month lease for office space for its New York City location. On September 25, 2006, the Company entered into a lease agreement for one-year for its office space in the metropolitan area of Philadelphia, Pennsylvania. The Company utilized space provided by a founder/officer and certain of its employees without remuneration. During the years ended December 31, 2006 and December 31, 2005, rent expense was $78,575 and $60,166, respectively before sublease income. In addition, the Company had sublet a portion of its New York City office space to third parties on a month-to-month basis. Rental income from this sublease amounted to $20,691 and $28,065 for the years ended December 31, 2006 and December 31, 2005, respectively. On December 20, 2006, the Company entered into a new lease for office space for its New York City location that expires in March 2012. In connection with this lease, the Company entered a letter of credit for $93,355 that is collateralized by a certificate of deposit.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE H - COMMITMENTS AND CONTINGENCIES (CONTINUED)

[3]	Operating Lease (Continued):

Future minimum rental payments under operating leases are as follows:

Year Ending December 31,	Operating Lease

2007	$184,000
2008	190,000
2009	198,000
2010	204,000
2011	208,000
Thereafter	52,000
Total	$1,036,000

[4]	Employment Agreements

On November 1, 2004, the Company entered into employment agreements (the “Employment Agreements”), expiring on October 31, 2008 (the “Initial Term”), with the Chief Executive Officer and with the Chairman and Executive Vice President of the Company (the “Employees”), who are also significant stockholders of the Company. Under the terms of the Employment Agreements, the Employees each receive annual base compensation of $312,500, (increased to $344,531 on November 1, 2006) which will increase every year by the greater of 5% or the percentage increase of the Labor Consumer Price Index, and fully vested options to purchase 1,427,450 shares of the Company's common stock exercisable at $0.85 per share, which will expire on November 1, 2014. Under the provisions of the Employment Agreements, the Employees will receive a cash payment equal to their salary for the remainder of the term of the Employment Agreements upon any occurrence of a change in control of the Company, as defined in the Employment Agreements. The Employment Agreements will be automatically renewed for additional one-year periods (the “Renewal Terms”) unless either party notifies the other in writing of its intention not to renew within 90 days prior to the expiration of the Initial Term or any Renewal Terms (the Initial Term together with the Renewal Terms are referred to as the “Term”). Upon termination, as defined in the Employment Agreements, the Employees will continue to receive compensation through the end of the current Term, unless such Term is reduced. On January 23, 2007, the Company entered into Amended and Restated Employment Agreements with each of the Employees. The material terms of the Amended and Restated Employment Agreements are described in Note K to these financial statements.

The Company entered into employment agreements with its Chief Financial Officer (“CFO”) and Vice President - Regulatory Affairs and Product Development, on June 7, 2006 for two and three year terms, respectively. The Company’s CFO will receive an annual base salary of $175,000 for the initial year and increasing to $183,500 for the second year. The CFO was granted options to purchase 125,000 shares of common stock at an exercise price of $0.50 per share, the fair market value at the date of grant, 62,500 options vest on the first anniversary date of the grant and the remainder vests on the second anniversary of the grant. The Company’s Vice President - Regulatory Affairs and Product Development will receive an annual base salary of $200,000 during the term of the agreement and will be entitled to an annual bonus of $20,000 on each anniversary date. In addition, our Vice President- Regulatory Affairs and Product Development was granted options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share, the fair market value at the date of grant, which options vest as follows: 100,000 shares vest on the commencement date of the employment agreement, 300,000 shares shall vest equally over three years and 100,000 shares shall vest upon the occurrence of the milestone event specified in the employment agreement. The option agreements contain a change of control provision. The employment agreements provide for a severance payment if the employee is terminated without cause.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE H - COMMITMENTS AND CONTINGENCIES (CONTINUED)

[4]	Employment Agreements (Continued):

The Company entered into an at-will employment agreement with its Vice President - Marketing and Sales on August 2, 2006. Pursuant to this agreement, the Company’s Vice President - Sales and Marketing receives an annual base salary of $240,000 during the term of the agreement and will be eligible to receive an annual bonus of up to 35% of the base salary subject to his attainment of performance criteria to be approved by the Board. In addition, the Company awarded the Vice President - Sales and Marketing a one-time signing bonus of $30,000 upon the execution of the employment agreement. In connection with the employment agreement, the Vice President - Sales and Marketing was granted options to purchase 600,000 shares of the Company’s common stock at an exercise price equal of $0.65 per share, the fair value at the date of grant. These options vest as follows: 200,000 shares vest on the commencement date of the employment agreement, and options to purchase an additional 400,000 shares shall vest in equal amounts of 100,000 on each of the first four anniversary dates of the commencement date. The option agreement provides for a change of control provision. The employment contract provides for a severance payment if the employee is terminated without cause.

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
NOTE I - STOCK OPTIONS AND WARRANTS (Continued):

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

In July 2005, the Board further determined to obtain stockholder approval on December 12, 2005, to reduce the exercise price, from $0.85 to $0.30, of outstanding options to purchase 1,427,450 shares of common stock held by each of the Chief Executive Officer and the Chairman, respectively (an aggregate of 2,854,900 shares). The stockholders approved the repricing. The Company recorded a charge to the Consolidated Statement of Operations at the repricing date and at each reporting date, based upon subsequent changes in values of the price of Company’s stock and recorded an aggregate charge for these employee stock options of $1,427,450.

As of December 31, 2006, there are 4,405,100 options available to grant under the Plan.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE I - STOCK OPTIONS AND WARRANTS (Continued):

The following table summarizes information about stock options outstanding as of December 31, 2006:

		Weighted
		Average
		Remaining
		Contractual
Exercise	Number	Life	Number
Price	Outstanding	(In Years)	Exercisable
$0.30	2,854,900	7.8	2,854,900
$0.80	675,000	8.0	225,000
$0.50	625,000	9.4	200,000
$0.65	600,000	9.6	200,000
$0.90	300,000	9.8	0
$0.69	300,000	9.7	0
$1.20	100,000	8.2	0
$0.95	100,000	9.8	0
$0.63	40,000	6.6	25,000

	5,594,900		3,779,900

NOTE J - INCOME TAXES

There is no provision (benefit) for federal or state income taxes for the years ended December 31, 2006 and December 31, 2005 since the Company has incurred operating losses and has established a valuation allowance equal to the total deferred tax asset.

The tax effect of temporary differences and net operating losses as of December 31, 2006 are as follows :

Deferred tax asset and valuation allowance:
Research and development cost	$4,245,000
Research and development credits	525,000
Net operating loss carryforwards	3,525,000
Options and warrants	817,000
Contributions	141,000
Other	70,000

Total deferred tax asset	9,323,000
Valuation allowance	(9,323,000)

Net deferred tax asset	$0

At December 31, 2006, the Company has available, for tax purposes, unused net operating loss carryforwards of approximately $8,993,000 that expire from 2023 to 2026. The Company has approximately $525,000 of research and development credits that expire from 2024 to 2026. The increase to the valuation allowance from December 31, 2005 to December 31, 2006 was $4,522,000. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carryforwards prior to August 23, 2004 was limited due to a cumulative change in ownership of more than 50% that occurred within a three-year period.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE J - INCOME TAXES (CONTINUED)

A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate used to calculate the Company's income tax provision is as follows:

	December 31,
	2006	2005
Statutory federal income tax rate	(34)%	(34)%
State income tax rate, net of federal taxes	(0)	(0)
Permanent difference	(0.2)	(0.3)
Valuation allowance	34.2	34.3

Income tax provision	0%	0%

NOTE K - SUBSEQUENT EVENTS

On January 23, 2007, the Company entered into amended and restated employment agreements with each of its Chief Executive Officer, Mr. Joshua D. Schein, and its Executive Vice President and Chairman, Mr. Judson Cooper. Both employment agreements are effective as of January 17, 2007. The employment agreements are identical in all material respects and are summarized as follows. As used in the following summary, the term “Executive(s)” shall refer to Messrs. Schein and Cooper. The employment agreements are for an initial term of four years and at the end of the initial term renew automatically for additional one year terms unless sooner terminated or not renewed. Under the employment agreements, the Executives will be entitled to a base salary of $425,000 beginning as of January 1, 2007. The base salary increases at the end of each year of service (commencing at the end of 2007) by the greater of (i) 4% or (ii) a percentage equal to the increase, if any, in the United States Department of Labor Consumer Price Index (or comparable index, if available) for the New York metropolitan area over the previous 12 months. In addition, the Executives are entitled to a bonus as defined in the employment agreements. The Executives were each granted options to purchase 1,600,000 shares of the Company common stock, which options expire ten years from the date of grant and which are exercisable at an exercise price of $1.60, which was equal to the closing price of its common stock on the date of grant (January 17, 2007). The options vest in equal annual installments of 25% of the total option amount until vested in full, subject to the terms and conditions of the Company’s 2004 Omnibus Incentive Compensation Plan. In the event of the termination of employment by the Company without “cause” or by an Executive for “good reason,” there is a lump sum settlement payable as defined in the employment agreements. There is a provision for change of control.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE K - SUBSEQUENT EVENTS (CONTINUED)

Effective March 16, 2007, the Company entered into an employment relationship with Mr. Dov S. Elefant for Mr. Elefant to serve as its Corporate Controller. Pursuant to the terms of an offer letter executed by the Company and Mr. Elefant, Mr. Elefant will serve as Corporate Controller on an at-will basis and earn an annual salary at the rate of $195,000. Mr. Elefant will be eligible for an annual bonus of $20,000 in the discretion of the compensation committee of the Board. In the event Mr. Elefant’s employment is terminated by the Company without cause within three years of his start date, the Company will pay him a severance payment of six months of his then-current base salary. In addition, pursuant to the Company’s 2004 Omnibus Incentive Compensation Plan and subject to the terms and conditions therein, on March 19, 2007, the Company granted Mr. Elefant options to purchase 200,000 shares of the common stock, which options are exercisable for a period of seven years at a per share price of $1.75 and which options vest over a three year period, with 1/3 of the option award vesting on the one-year anniversary of the date of grant and the balance vesting in equal monthly installments of 1/24 of the remaining option award over the following 24 months.