Form 10QSB
period 2007-03-31
Lev Pharmaceuticals Inc
filed 2007-05-15
CIK 1144062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-32947

Lev Pharmaceuticals, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	88-0211496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

675 Third Avenue, Suite 2200 New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (212) 682-3096

_________________________________________________________________
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
☐ Yes ☒ No

As of May 1, 2007, the issuer had 114,110,778 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): ☐Yes ☒No

Lev Pharmaceuticals, Inc.

Index to Form 10-QSB

		Page
Part I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 31, 2007 (Unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2007 and March 31, 2006 and for the Period from July 21, 2003 (Inception) to March 31, 2007	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2007 and March 31, 2006 and for the Period from July 21, 2003 (Inception) to March 31, 2007	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	11

Item 3.	Controls and Procedures	17

Part II.	Other Information	18

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

	Signatures	20

LEV PHARMACEUTICALS , INC. AND SUBSIDIARY
(a development stage enterprise)

Condensed Consolidated Balance Sheets	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,081,759	$7,887,635
Investments - held to maturity	9,999,845	9,999,845
Prepaid expenses	363,537	378,786
Other assets	125,517	82,030
Total current assets	13,570,658	18,348,296

Fixed assets, net of accumulated depreciation	176,948	131,094
Other assets	93,335	93,335
Total assets	$13,840,941	$18,572,725

LIABILITIES
Current liabilities:
Accounts payable	$1,545,811	$1,662,651
Accrued expenses	1,089,745	1,494,548
Total current liabilities	2,635,556	3,157,199

Loan payable, net of debt discount	2,523,611	1,803,554
Deferred lease liability	15,714
Total liabilities	5,174,881	4,960,753

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 20,000,000 authorized, no shares issued and outstanding
Common stock - $0.01 par value, 200,000,000 shares authorized, 114,088,402 and 114,010,237 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	1,140,884	1,140,102
Additional paid-in capital	36,191,588	35,660,209
Deficit accumulated during the development stage	(28,666,412)	(23,188,339)
Total stockholders' equity	8,666,060	13,611,972
Total liabilities and stockholders’ equity	$13,840,941	$18,572,725

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Period From July 21, 2003 (Inception) to March 31,
	2007	2006	2007
Costs and expenses:
Research and development	$3,223,397	$1,096,187	$13,893,623
Merger costs			283,732
General and administrative	2,421,693	753,850	14,742,774
Loss before other income	(5,645,090)	(1,850,037)	(28,920,129)

Other income:
Interest income	197,791	41,955	712,450
Interest expense	(30,774)	(5,443)	(88,678)

Net loss	$(5,478,073)	$(1,813,525)	$(28,296,357)

Net loss per share- basic and diluted	$(0.05)	$(0.02)
Weighted average shares- basic and diluted	114,046,749	81,527,544

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Condensed Consolidated Statements of Cash Flows (Unaudited)

Cash flows from operating activities:	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	July 21, 2003 (Inception) to March 31, 2007
Net loss	$(5,478,073)	$(1,813,525)	$(28,296,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation to consultants from issuance of warrants and common stock		11,458	2,209,177
Repricing of options and warrants			1,455,269
Option and warrants modification resulting from merger			75,201
Stock issued for services			78,750
Depreciation expense	11,506	4,179	41,808
Amortization of debt discount	30,739	5,435	86,357
Stock compensation to employees	426,638	36,350	883,989
Accretion of investment income		(9,417)	(12,610)
Supplier purchase funding	689,318	386,750	2,437,254
Changes in:
Prepaid expenses and other assets	(28,238)	79,940	(581,885)
Accounts payable	(116,840)	(257,032)	1,545,811
Accrued expenses	(404,803)	(78,306)	1,089,745
Deferred lease liability	15,714	(879)	15,714
Income taxes liability			(64,463)
Net cash used in operating activities	(4,854,039)	(1,635,047)	(19,036,240)
Cash flows from investing activities:
Purchase of fixed assets	(57,360)	(5,621)	(218,756)
Proceeds from the sale of investments		1,500,000	2,500,000
Purchase of investments			(12,487,235)
Net cash (used in) provided by investing activities	(57,360)	1,494,379	(10,205,991)
Cash flows from financing activities:
Proceeds from stock subscription receivable			130
Proceeds from notes payable to stockholder			18,000
Repayment of notes payable to stockholder			(18,000)
Net proceeds from sale of common stock and warrants			32,218,337
Proceeds from exercise of warrants	105,523		105,523
Net cash provided by financing activities	105,523		32,323,990

Net (decrease) increase in cash and cash equivalents	(4,805,876)	(140,668)	3,081,759
Cash and cash equivalents - beginning of period	7,887,635	3,482,616
Cash and cash equivalents - end of period	$3,081,759	$3,341,948	$3,081,759

Supplemental non-cash flow from financing activities:

During the three months ended March 31, 2006, the Company issued warrants to a consultant to purchase 50,000 shares of our common stock at $1.10 per share that vest immediately and expire on January 19, 2009. The fair value of these warrants was $14,524 using the Black Scholes option pricing model.

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

On November 5, 2004, FCP entered into an agreement and plan of merger (the "Agreement") with Lev Development Corp., formerly known as Lev Pharmaceuticals, Inc. ("Lev"), which was incorporated on July 21, 2003 in the State of Delaware. Lev is a development stage company which is engaged in developing and commercializing therapeutic products for the treatment of inflammatory diseases. On December 29, 2004, the merger closed and pursuant to the Agreement, FCP acquired 100% of the outstanding capital stock of Lev through its subsidiary Lev Acquisition Corp. ("LAC"). In connection with the merger, FCP subsequently changed its name to Lev Pharmaceuticals, Inc. and increased its authorized common stock to 200,000,000 shares and its authorized preferred stock to 20,000,000 shares. Under terms of the Agreement, the stockholders of Lev exchanged all of their issued and outstanding shares of common stock for 5,029,795 shares of FCP common stock, and 4,789,433 shares of Series A voting convertible preferred stock (the "Exchange"). Each Series A voting convertible preferred share was converted automatically into 13.940668 shares of FCP common stock (an aggregate of 66,767,994 common shares). The 71,797,789 shares of common stock represented approximately 94.10% of the ownership interests in FCP following the merger. In addition, 4,505,530 shares of common stock of FCP were deemed issued and outstanding in connection with the Exchange. In addition, all of the outstanding Lev options and warrants immediately prior to the merger were exchanged for 2,854,900 FCP options and 301,668 FCP warrants. The Exchange, which resulted in the stockholders of Lev having control of FCP, represents a recapitalization of FCP, or a "reverse merger" rather than a business combination. In connection therewith, FCP's historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by FCP in the Exchange while Lev's historical accumulated deficit was carried forward. The statement of operations reflects the activities of Lev from the commencement of its operations on July 21, 2003. In connection with the Agreement, Lev agreed to acquire FCP for $350,000. In December 2004, Lev paid certain FCP stockholders $283,732 which represents the acquisition price of $350,000 less the assumption of a tax liability of $66,268. In connection with the Exchange, the exercise price of the outstanding warrants and options remained the same. The Company recorded a charge of approximately $75,000 for the change in value of the Company’s outstanding options and warrants as of December 29, 2004 as a result of the increase in the number of common shares into which these equity instruments are exercisable based on the exchange ratio used in the merger, since the aggregate intrinsic value of the warrants and options after the Exchange is greater than before. The Black-Scholes option-pricing model was used to calculate the value of certain options and warrants and the related charge based upon the following weighted average assumptions to determine fair value; risk-free interest rate of 3.58%; expected life of 5 years; dividend yield of 0% and expected volatility of 70%.

As a development stage enterprise, the Company's primary efforts are devoted to conducting research and development for the treatment of inflammatory diseases. As the Company has limited capital resources and has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future the Company has needed to raise capital from the sales of its securities to sustain operations. As of March 31, 2007, the Company had approximately $13.1 million in cash, cash equivalents and short-term investments. Management believes that cash, cash equivalents and investments on hand as of March 31, 2007 are not sufficient to fund operations for the next twelve months. In October 2006, the Company raised net proceeds of $19,584,745 in a private placement. However, we expect that our cash used in operations will increase significantly over the next several years and we will be required to raise additional capital to complete the development and commercialization of our current product candidates. We will pursue equity financing alternatives or other financing in order to raise needed funds. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially.

In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's research and development will be successfully completed or that any product will be approved or commercially viable. The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with the U.S. Food and Drug Administration (“FDA”) and other governmental regulations and approval requirements.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of Presentation:

The consolidated financial statements include the accounts of Lev Pharmaceuticals, Inc. and its wholly-owned subsidiary Lev Development Corp. All significant intercompany transactions and balances have been eliminated in consolidation. There has been no revenue generated from sales, license fees or royalties. The Company's financial statements are presented as statements of a development stage enterprise. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

[3] Stock-based compensation:

During the three months ended March 31, 2007, the Company recorded $426,638 of stock-based employee compensation expense.

For purposes of the disclosure in the foregoing table and for purposes of determining estimated fair value under SFAS No.123(R), the Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option-pricing model and has applied the assumptions set forth in the following table. The Company calculated expected volatility based upon historical volatility of the Company’s common stock. The aggregate fair value of options granted in the three months ended March 31, 2007 was approximately $6,372,000 or $1.45 per share. The following table illustrates the assumptions used in the Company’s Black-Scholes option pricing model to determine the stock option expense for the three months ended March 31, 2007. No options were granted in the three months ended March 31, 2006.

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Estimated Life (Years)
For the three months ended March 31, 2007	4.48% - 4.80%	0%	125.3%-130.6%	5.2

A summary of option activity under the Plan as of March 31, 2007 and changes during the three month period then ended is presented below.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2006	5,594,900	$0.50
Granted	4,380,000	1.62
Outstanding, March 31, 2007	9,974,900	$0.99	7.95	$6,781,513
Vested and expected to vest, March 31, 2007	9,974,900	$0.99	7.95	$6,781,513
Exercisable shares as of March 31, 2007	3,834,900	$0.41	7.92	$4,818,913

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[3] Stock-based compensation (continued):

As of March 31, 2007, there was $6,852,807 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. This expense is expected to be recognized over a weighted-average period of 36 months.

[4] Net loss per share:

Basic net loss per share is computed on the basis of net loss for the period divided by the weighted average number of shares of common stock outstanding during the period. There were potentially dilutive common shares of 25,125,872 and 7,044,672 as of March 31, 2007 and March 31, 2006, respectively related to stock options and warrants, which were excluded from the diluted loss per share calculation since their effect would have been anti-dilutive.

[5] Investments:

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

[7] New Accounting Pronouncements:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (SFAS 159), which permits entities to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning November 15, 2007.  We are currently evaluating the impact that SFAS 159 will have on our consolidated financial position, results of operations, and cash flows as of its adoption in 2008

On September 15, 2006 the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements.  The Statement provides guidance for using fair value to measure assets and liabilities.  This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The Statement does not expand the use of fair value in any new circumstances.  It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial statements.

NOTE C - FIXED ASSETS

Fixed assets, at cost, consist of the following:

	March 31, 2007	December 31, 2006
	(Unaudited)
Lab Equipment	$11,645	$11,645
Office Equipment	207,110	149,750
Total	218,755	161,395
Accumulated Depreciation	(41,807)	(30,301)
	$176,948	$131,094

The Company recorded depreciation expense of $11,506 and $4,179 for the three months ended March 31, 2007 and March 31, 2006, respectively.

 LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE D - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2007	December 31, 2006
	(Unaudited)
Research and development - sponsored research	$234,000	$234,000
Research and development - other	525,000	653,540
Research and development - payroll	16,275	28,756
General and administrative - professional fees	158,696	60,000
General and administrative - payroll	141,069	487,380
General and administrative - other	14,705	30,872
	$1,089,745	$1,494,548

NOTE E - LOAN PAYABLE

The Company purchases its C1-INH product from the Sanquin Blood Supply Foundation (“Sanquin”). Under the agreement with Sanquin, Sanquin provides a loan to the Company for the value of C1-INH purchased. The loans are subject to a purchase money security interest. Upon regulatory approval, Sanquin will forgive each loan and release all security interests. If regulatory approval is not obtained, then each loan is payable on the earlier of January 16, 2014 or the termination of the agreement. The principal loan balance outstanding as of March 31, 2007 was $2,523,611 net of debt discount of $1,336,930. This debt discount relates to interest imputed on the original loan balance as it is non-interest bearing and was recorded as a reduction to product costs that were included as research and development expense. The loans are payable in Euros and any currency differences are recorded in our Unaudited Condensed Consolidated Statement of Operations. The Company has recorded interest expense using the effective interest rate method. Interest rates range from 4.31% to 7.64%. For the three months ended March 31, 2007 and March 31, 2006, interest expense was $30,739 and $5,435 respectively. The amount included in research and development expense for product cost for the three months ended March 31, 2007 and March 31, 2006 was $689,318 and $386,750, respectively.

NOTE F - INCOME TAXES

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we did not recognize any adjustment in the liability for unrecognized income tax benefits.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE G - EMPLOYMENT AGREEMENTS

On January 23, 2007, the Company entered into amended and restated employment agreements with each of its Chief Executive Officer, Mr. Joshua D. Schein, and its Executive Vice President and Chairman, Mr. Judson Cooper. Both employment agreements are effective as of January 17, 2007. The employment agreements are identical in all material respects and are summarized as follows. As used in the following summary, the term “Executive(s)” shall refer to Messrs. Schein and Cooper. The employment agreements are for an initial term of four years and at the end of the initial term renew automatically for additional one year terms unless sooner terminated or not renewed. Under the employment agreements, the Executives are entitled to a base salary of $425,000 beginning as of January 1, 2007. The base salary increases at the end of each year of service (commencing at the end of 2007) by the greater of (i) 4% or (ii) a percentage equal to the increase, if any, in the United States Department of Labor Consumer Price Index (or comparable index, if available) for the New York metropolitan area over the previous 12 months. In addition, the Executives are entitled to a bonus as defined in the employment agreements. On January 17, 2007, the Board of Directors granted each of the Executives options to purchase 1,600,000 shares of the Company common stock, which options expire ten years from the date of grant and which are exercisable at an exercise price of $1.60, which was equal to the closing price of its common stock on the date of grant. The options vest in equal annual installments of 25% of the total option amount until vested in full, subject to the terms and conditions of the Company’s 2004 Omnibus Incentive Compensation Plan. In the event of the termination of employment by the Company without “cause” or by an Executive for “good reason,” there is a lump sum settlement payable as defined in the employment agreements. There is a provision for change of control.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE G - EMPLOYMENT AGREEMENTS (CONTINUED)

On March 16, 2007, the Company entered into an employment relationship with Mr. Dov S. Elefant for Mr. Elefant to serve as its Corporate Controller. Pursuant to the terms of an offer letter executed by the Company and Mr. Elefant, Mr. Elefant will serve as Corporate Controller on an at-will basis and earn an annual salary at the rate of $195,000. Mr. Elefant will be eligible for an annual bonus of $20,000 in the discretion of the compensation committee of the Board. In the event Mr. Elefant’s employment is terminated by the Company without cause within three years of his start date, the Company will pay him a severance payment of six months of his then-current base salary. In addition, pursuant to the Company’s 2004 Omnibus Incentive Compensation Plan and subject to the terms and conditions therein, on March 19, 2007, the Company granted Mr. Elefant options to purchase 200,000 shares of the common stock, which options are exercisable for a period of seven years at a per share price of $1.75 and which options vest over a three year period, with 1/3 of the option award vesting on the one-year anniversary of the date of grant and the balance vesting in equal monthly installments of 1/24 of the remaining option award over the following 24 months.

NOTE H - SUBSEQUENT EVENT

On April 12, 2007, the Company entered into a Plasma Purchase Agreement with a third-party supplier for the purchase of U.S. source plasma (the “Purchase Agreement”). The plasma will be utilized for the production of product by Sanquin Blood Supply Foundation under the Company’s Distribution and Manufacturing Services Agreement with Sanquin and to supply our patients with product under the open-label clinical trial. The term of the Purchase Agreement expires December 31, 2011, unless sooner terminated in accordance with its terms. Under the Purchase Agreement, the supplier agreed to sell the Company specified annual quantities of plasma in accordance with applicable good manufacturing practices. The Company committed to purchase $7,360,000 worth of product during the 2007 calendar year and $8,320,000 worth of product during 2008. The parties agreed to negotiate the purchase commitments for future periods. Either party may terminate the Purchase Agreement upon written notice if the other party is in material breach of any provision thereof, subject to applicable thirty (30) day cure periods. Either party may also terminate the Purchase Agreement upon ninety (90) days’ prior written notice upon the occurrence of certain standard events involving the bankruptcy or insolvency of the other party and the Purchase Agreement shall automatically terminate upon the occurrence of additional certain events specified therein. For the year ended December 31, 2007, Sanquin has agreed to purchase a maximum of $3,200,000 of plasma from the Company.

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

On January 17, 2007, we announced that we have completed patient treatment in the acute portion of a pivotal Phase III clinical trial for our lead product candidate, C1-INH for the treatment of HAE and on March 14, 2007, we announced positive results from our Phase III clinical trial of C1-INH for the acute treatment of HAE. In the acute trial, the protocol-defined primary endpoint was reached, showing a clinically and statistically significant reduction in the time to sustained relief of acute HAE symptoms. The primary endpoint was met using the protocol-defined intent to treat analysis, with a median time to sustained symptom relief of 2.0 hours for patients receiving C1-INH compared to greater than 4.0 hours, the maximum evaluation period, for patients receiving placebo. In addition, 21 laryngeal attacks were treated in the study on an open label basis. All of the laryngeal attacks were successfully treated with C1-INH. Based on the positive results of this trial, we intend to submit a biologics license application, or BLA, to the FDA during the second quarter of 2007. The second phase of the trial, examining the effectiveness of C1-INH in preventing inflammatory attacks in more severely affected HAE patients, is ongoing and is expected to conclude in the second half of 2007. If approved, we intend to commercialize C1-INH ourselves through a specialty sales force in the United States. We are also developing C1-INH for the treatment of selective other diseases and disorders in which inflammation is known or believed to play an underlying role. We have certain rights to C1-INH technology through agreements with Sanquin, an Amsterdam-based not-for-profit organization that provides blood and plasma products and related services, carries out research and provides education, primarily in the Netherlands.

From July 21, 2003 (inception) through March 31, 2007, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial biopharmaceutical products, and do not expect to have a commercially available product by the end of our 2007 fiscal year. Commercialization of our product candidates is subject to FDA approval.

As a company that expects to have neither product revenues nor profits over the next year, management of cash flow is extremely important. The most significant use of our cash is for research and development activities, which include clinical trials and regulatory clearance. During the three months ended March 31, 2007, our research and development expenses were $3,223,397.

2006 Financing

On October 16, 2006 and October 20, 2006, we closed on the sale of an aggregate of 32,307,693 shares of our common stock and warrants to purchase up to an aggregate of 9,692,308 shares of common stock for aggregate proceeds of $21 million to certain institutions and accredited investors. The warrants are exercisable at any time until five years from the initial closing date at a price of $0.84 per share. We have been using the net proceeds of the private placement of approximately $19.6 million for continued funding of our clinical trials, additional research and development efforts, and general working capital purposes. These securities were sold under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated thereunder, on a private placement basis, to institutional and accredited investors. We paid approximately $1.4 million in total commissions and expenses to broker-dealers engaged to assist us in the financing and also issued warrants to purchase up to 1,897,057 shares of common stock as additional compensation to the broker-dealers, which warrants were issued on substantially similar terms as the investor warrants

Merger Transaction

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

The Public Company Merger, which resulted in the stockholders of Old Lev obtaining control of FCP, represents a recapitalization of FCP, or a “reverse merger”, rather than a business combination. In connection therewith, Old Lev's historical capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by FCP while Old Lev's historical accumulated deficit was carried forward. The Consolidated Statement of Operations reflects the activities of Old Lev from the commencement of its operations on July 21, 2003. In connection with the Agreement, Old Lev paid $350,000 for the acquisition of FCP including $283,732 to certain stockholders and assuming the outstanding tax liability of $66,268. In connection with these mergers, the exercise price of the outstanding warrants and options remained the same. We recorded a charge of approximately $75,000 for the change in value of our outstanding options and warrants as of December 29, 2004 as a result of the increase in the number of common shares into which these equity instruments are exercisable based on the exchange ratio used in the merger, since the aggregate intrinsic value of the warrants and options after the Exchange is greater than before. The Black-Scholes option-pricing model was used to calculate the value of certain options and warrants and the related charge based upon the following weighted average assumptions to determine fair value; risk-free interest rate of 3.58%; expected life of 5 years; dividend yield of 0% and expected volatility of 70%.

New Employment Agreements/Arrangements

During the quarter ended March 31, 2007, we entered into amended and restated employment agreements with our Chairman, Judson Cooper and our Chief Executive Officer, Joshua Schein. In March 2007 we hired Dov Elefant as our Corporate Controller pursuant to the terms of an offer letter. The material terms and conditions of these employments arrangements are summarized in Note G to our Unaudited Condensed Consolidated Financial Statements.

Plan of Operation

Our plan of operation for the next twelve months is to focus primarily on our Phase III clinical trials of our lead product candidate, C1-INH for the acute and prophylactic treatment of HAE, to complete the analysis of the data from the Phase III trial for acute treatment of HAE and submit a BLA requesting the FDA’s approval for commercialization. In addition, we intend to initiate a research program in 2007 for the development of a genetically engineered or recombinant version of C1-INH as part of a broader program examining the potential of C1-INH in treating cardiovascular disease, including acute myocardial infarction (“AMI”).

Satisfaction of Cash Resources

To date, we have relied solely upon selling equity securities in private placements to generate cash to implement our plan of operations. Based on our current levels of research and development and our business plan, we believe that our existing cash, cash equivalents and investments of $13,081,604 as of March 31, 2007 will not be sufficient to meet our cash requirements for the next twelve months. As we expect that our cash used in operations will increase significantly over the next several years, we will be required to raise additional capital to complete the development and commercialization of our current product candidates. We will pursue equity financing alternatives or other financing in order to raise needed funds. To raise additional funds, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. However, we currently have no firm agreements with any third-parties for any financing arrangements and no assurances can be given that we will be successful in raising additional capital from any proposed financings. Further, we cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially.   Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected. As of March 31, 2007, we have cash commitments through December 31, 2007 of approximately $9,472,000 to primarily fund our clinical research programs, leases, executive employment contracts and plasma supply contract. A significant expense for the Phase III clinical trials is the C1-INH product that we purchase from Sanquin. However, this does not affect our cash position because Sanquin has granted continuing loans to us in the amount of the aggregate purchase price of the C1-INH product. The loan balance as of March 31, 2007 was $2,523,611, net of debt discount. Each loan will be forgiven if regulatory approval is obtained. If regulatory approval is not received, then each loan is payable on the earlier of January 16, 2014 or the termination of the Sanquin distribution agreement. We expect to increase our expenditures for our Phase III clinical trials and regulatory matters, including preparation and filing of a BLA, by the second quarter of 2007. As described in greater detail in note H to our Unaudited Condensed Consolidated Financial Statements, in April 2007 we entered into a plasma supply agreement with a third-party supplier pursuant to which we will purchase $7,360,000 worth of product during the 2007 calendar year and $8,320,000 worth of product during 2008. We also expect that our general and administrative expenses will increase this year as we hire additional marketing staff and have expenditures relating to the commercialization of CI-1NH.

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

As described in greater detail above under the caption “Overview”, on March 14, 2007, we announced positive results from our Phase III clinical trial of C1-INH for the acute treatment of HAE. Based on the positive results of this study, we intend to submit a BLA to the FDA during the second quarter of 2007.

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

This second development program is focused on the use of C1-INH in treating AMI. Current treatments for AMI, both surgical and pharmaceutical, are directed at restoring blood flow to heart tissue or preventing further obstruction. Despite a widespread appreciation for the role of inflammation in AMI in both the scientific and medical communities, no presently available treatments directly target the mechanisms of inflammation. Based on preliminary animal and clinical data, we believe that C1-INH may be useful as a treatment for AMI. Based on the rights obtained from Sanquin, we intend to initiate a research program for the development of a genetically engineered or recombinant version of C1-INH as part of a broader program examining the potential of C1-INH in treating cardiovascular disease, including AMI during the second half of fiscal 2007.

The following analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes contained elsewhere in this Form 10-QSB.

Results of Operations

Three Months Ended March 31, 2007 as compared to the Three Months Ended March 31, 2006

We had no revenues during the three months ended March 31, 2007 and March 31, 2006 because we do not have any commercial biopharmaceutical products.

Research and development expenses for the three months ended March 31, 2007 and 2006 were $3,223,397 and $1,096,187, respectively. The increase of $2,127,210 was primarily due to expenses relating to the progress of the Phase III clinical trials, purchases of plasma product that were purchased for the open-label clinical trial, laboratory services and consulting expense.

General and administrative expenses for the three months ended March 31, 2007 and 2006 were $2,421,693 and $753,850, respectively. The increase of $1,667,843 was primarily due to increases in payroll and related benefits, share-based compensation for employee options, marketing, legal expense and travel.

Interest income for the three months ended March 31, 2007 and 2006 was $197,791 and $41,955, respectively. The increase of $155,836 was attributed to having more cash to invest.

Due to the factors mentioned above, the net loss for the three months ended March 31, 2007 was $5,478,073 or a loss of $ 0.05 per common share, basic and diluted as compared to a loss of $1,813,525 for the three months ended March 31, 2006 or a loss of $0.02 per common share, basic and diluted.

Liquidity and Capital Resources

As of March 31, 2007, we had cash, cash equivalents and investments of $13,081,604 and working capital of $10,935,102. Net operating cash used in operations was $4,854,039 for the three months ended March 31, 2007 and was primarily due to our loss of $5,478,073. The operating loss was partially offset by non cash expenses of $1,158,201 related to stock-based compensation related to the issuance of employee stock options, purchases of C1-INH product and amortization of debt discount. Pursuant to the Sanquin loan agreement, purchases made during our Phase III clinical trials are added to our loan and we are not required to make any principal payments. The loan balance, net of debt discount as of March 31, 2007 was $2,523,611 and will be forgiven when regulatory approval from the FDA is received. If we do not receive regulatory approval, then the loan is repayable on the earlier of January 16, 2014, or the termination of the Agreement. The loan does not bear interest and we impute interest using the effective interest rate method. Net cash used in investing activities was $57,360 for the three months ended March 31, 2007 resulting from the purchase of fixed assets. Cash provided by financing activities for the three months ended March 31, 2007 was $105,523 resulting from proceeds from the exercise of warrants.

Our distribution agreement with Sanquin terminates on December 31, 2007, unless extended by us for up to two three-year periods or by mutual agreement of the parties prior to its expiration. Commencing with the receipt of FDA regulatory approval of C1-INH and thereafter, we must purchase from Sanquin a minimum amount of C1-INH valued in Euros equal to be approximately $10,000,000 (as of March 31, 2007) per calendar year.

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

On March 2, 2005, we entered into a CRO services agreement with INC Research which governs INC Research’s provision of services in connection with the support of clinical investigation and management and/or research of our Phase III clinical trial. We entered into a separate services agreement with INC Research in September 2006 which governs INC Research’s provision of additional services in connection with our Phase III clinical trials and activities related to the commercialization of our product candidates. The services provided by INC Research pursuant to both contractual arrangements are on a work-order basis and we are invoiced on a time and materials basis. We have the right to terminate both agreements, and any pending work-order, with prior notice and without cause. As of March 31, 2007, we have estimated that we will pay INC Research at least $1,085,000 for its services under both agreements in 2007. However, due to the variability associated with the conduct of clinical trials, we are unable to estimate with certainty the future costs we will incur under our CRO agreement. We anticipate that these costs will increase significantly above our current estimates in future periods as a result of our initiation or expansion of the clinical trials.

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

Our capital resources are focused on the clinical development and regulatory approval of C1-INH for the treatment of HAE. To date, we have relied solely upon selling equity securities in private placements to generate cash to implement our plan of operations. Based on our current levels of research and development and our business plan, we believe that our existing cash, cash equivalents and investments of $13,081,604 as of March 31, 2007 will not be sufficient to meet our cash requirements for the next twelve months. As we expect that our cash used in operations will increase significantly over the next several years, we will be required to raise additional capital to complete the development and commercialization of our current product candidates. We will pursue equity financing alternatives or other financing in order to raise needed funds. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially.  Our capital resources are focused on the clinical development and regulatory approval of C1-INH for the treatment of HAE. As we expect that our cash used in operations will increase significantly over the next several years, we expect to need to raise additional capital to complete the development and commercialization of our current product candidates. As discussed above under the caption “Plan of Operation - Satisfaction of Cash Resources”, we will need to pursue equity financing alternatives or other financing in order to raise needed funds. We currently have no firm agreements with any third-parties for any financing arrangements and no assurances can be given that we will be successful in raising additional capital from any proposed financings. Further, we cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted and the securities that we may issue in a financing may include powers, designations, preferences or rights senior to our currently outstanding securities. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially.

As a development stage enterprise, our primary efforts, to date, have been devoted to conducting research and development, raising capital, forming collaborations and recruiting staff. We have limited capital resources and have an accumulated deficit of $28,666,412 since inception and have had negative cash flows from operations since inception. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights and general and administrative expenses. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses, and we may never achieve profitable operations.

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

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-KSB for the year ended December 31, 2006 under the heading “Contractual Obligations,” we outlined our commitments and contingencies. For the three months ended March 31, 2007, there have been no material changes in our commitments and contingencies except for the employment agreements that we entered into during such period. See Note G to our Unaudited Condensed Consolidated Financial Statements for additional information regarding these agreements and to supply our patients with product under the open-label clinical trial. In addition, on April 12, 2007, we entered into a Plasma Purchase Agreement with a third-party supplier for the purchase of U.S. Source Plasma. The plasma will be utilized for the production of product by Sanquin Blood Supply Foundation under our Distribution and Manufacturing Services Agreement with Sanquin. The Purchase Agreement expires December 31, 2011, unless sooner terminated in accordance with its terms. Under the Purchase Agreement, the supplier agreed to sell us specified annual quantities of plasma in accordance with applicable good manufacturing practices. We committed to purchase $7,360,000 worth of product during the 2007 calendar year and $8,320,000 worth of product during 2008. The parties agreed to negotiate the purchase commitments for future periods.

OFF -BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of March 31, 2007 with the exception of the leases of our office space and copiers.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 6, “Management’s Discussion and Analysis or Plan of Operation”, included in our 10-KSB for the fiscal year ended December 31, 2006, except as follows:

FIN 48 - We account for uncertain tax positions in accordance with FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations. See note F to the unaudited condensed consolidated financial statements.

ITEM 3. CONTROLS AND PROCEDURES

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

Changes in Internal Controls

As previously reported, on March 16, 2007 we appointed Dov S. Elefant as our Corporate Controller to augment our internal accounting department and improve our internal control over financial reporting. Management believes that the integration of our Corporate Controller has been successful. Other than as described above, there was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2007, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) except as disclosed in previous SEC filings and as set forth herein.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith
10.1	Employment Agreement between the Registrant and Judson Cooper	10-KSB	3/30/07	10.15

10.2	Employment Agreement between the Registrant and Joshua D. Schein	10-KSB	3/30/07	10.16

10.3	Offer Letter between the Registrant and Dov Elefant	10-KSB	3/30/07	10.17

10.4*	Plasma Supply Agreement				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

* Confidential treatment has been requested with respect to portions of this document pursuant to Rule 24b-2 of the Securities Exchange Act. The redacted portions of this document were filed separately with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lev Pharmaceuticals, Inc.

May 15, 2007	By:	/s/ Joshua D. Schein
Joshua D. Schein, Ph.D. Chief Executive Officer

May 15, 2007	By:	/s/ Douglas J. Beck
Douglas J. Beck Chief Financial Officer