Form 10QSB
period 2007-06-30
Lev Pharmaceuticals Inc
filed 2007-08-13
CIK 1144062

     UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of August 10, 2007, the issuer had 114,416,870 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

Lev Pharmaceuticals, Inc.

Index to Form 10-QSB

		Page
Part I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2007 (Unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2007 and June 30, 2006 and for the Period from July 21, 2003 (Inception) to June 30, 2007	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2007 and June 30, 2006 and for the Period from July 21, 2003 (Inception) to June 30, 2007	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	12

Item 3.	Controls and Procedures	20

Part II.	Other Information	21

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

	Signatures	22

LEV PHARMACEUTICALS , INC. AND SUBSIDIARY
(a development stage enterprise)

Condensed Consolidated Balance Sheets

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$8,429,994	$7,887,635
Investments - held to maturity		9,999,845
Prepaid expenses	272,900	378,786
Other assets	163,433	82,030
Total current assets	8,866,327	18,348,296

Fixed assets, net of accumulated depreciation	187,975	131,094
Other assets	93,335	93,335
Total assets	$9,147,637	$18,572,725

LIABILITIES
Current liabilities:
Accounts payable	$1,556,750	$1,662,651
Accrued expenses	1,447,650	1,494,548
Total current liabilities	3,004,400	3,157,199

Loan payable, net of debt discount	3,373,465	1,803,554
Deferred lease liability	15,951
Total liabilities	6,393,816	4,960,753

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 20,000,000 authorized, no shares issued and outstanding
Common stock - $0.01 par value, 200,000,000 shares authorized, 114,416,870 and 114,010,237 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	1,144,169	1,140,102
Additional paid-in capital	37,169,190	35,660,209
Deficit accumulated during the development stage	(35,559,538)	(23,188,339)
Total stockholders' equity	2,753,821	13,611,972
Total liabilities and stockholders’ equity	$9,147,637	$18,572,725

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period From July 21, 2003 (Inception) to June 30,
	2007	2006	2007	2006	2007
Costs and expenses:
Research and development	$4,089,972	$840,306	$7,313,369	$1,936,493	$17,983,595
Merger costs					283,732
General and administrative	2,897,186	1,109,699	5,318,879	1,863,549	17,639,960
Loss before other income	(6,987,158)	(1,950,005)	(12,632,248)	(3,800,042)	(35,907,287)

Other income:
Interest income	138,940	37,043	336,731	78,998	851,390
Interest expense	(44,908)	(9,933)	(75,682)	(15,376)	(133,586)
Net loss	$(6,893,126)	$(1,922,895)	$(12,371,199)	$(3,736,420)	$(35,189,483)

Net loss per share- basic and diluted	$(0.06)	$(0.02)	$(0.11)	$(0.05)
Weighted average shares- basic and diluted	114,157,528	81,638,377	114,102,444	81,582,961

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months	Six Months	July 21, 2003
	Ended	Ended	(Inception) to
	June 30,	June 30,	June 30,
Cash flows from operating activities:	2007	2006	2007
Net loss	$(12,371,199)	$(3,736,420)	$(35,189,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation to consultants from issuance of warrants and common stock		58,403	2,209,177
Repricing of options and warrants			1,455,269
Option and warrants modification resulting from merger			75,201
Stock issued for services		78,750	78,750
Depreciation expense	22,925	8,605	53,227
Amortization of debt discount	75,647	15,368	131,265
Stock compensation to employees	964,093	106,831	1,421,444
Accretion of investment income		(12,610)	(12,610)
Gain on sale of investments	(155)		(155)
Supplier purchase funding	1,494,264	467,562	3,242,200
Changes in:
Prepaid expenses and other assets	24,483	104,055	(529,164)
Accounts payable	(105,901)	(208,937)	1,556,750
Accrued expenses	(46,898)	74,270	1,447,650
Deferred lease liability	15,951	(1,759)	15,951
Income taxes liability			(64,463)
Net cash used in operating activities	(9,926,790)	(3,045,882)	(24,108,991)
Cash flows from investing activities:
Purchase of fixed assets	(79,806)	(7,817)	(241,202)
Proceeds from the sale of investments	10,000,000	2,500,000	12,500,000
Purchase of investments			(12,487,235)
Net cash provided by (used in) investing activities	9,920,194	2,492,183	(228,437)
Cash flows from financing activities:
Proceeds from stock subscription receivable			130
Proceeds from notes payable to stockholder			18,000
Repayment of notes payable to stockholder			(18,000)
Net proceeds from sale of common stock and warrants			32,218,337
Proceeds from exercise of warrants	548,955		548,955
Net cash provided by financing activities	548,955		32,767,422

Net increase (decrease) in cash and cash equivalents	542,359	(553,699)	8,429,994
Cash and cash equivalents - beginning of period	7,887,635	3,482,616
Cash and cash equivalents – end of period	$8,429,994	$2,928,917	$8,429,994

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of Presentation:

The consolidated financial statements include the accounts of Lev Pharmaceuticals, Inc. and its wholly-owned subsidiary Lev Development Corp. All significant intercompany transactions and balances have been eliminated in consolidation. There has been no revenue generated from sales, license fees or royalties. The Company's financial statements are presented as statements of a development stage enterprise. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As a development stage enterprise, the Company's primary efforts are devoted to conducting research and development for the treatment of inflammatory diseases. As the Company has limited capital resources and has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future the Company has needed to raise capital from the sales of its securities to sustain operations.  In October 2006, the Company raised net proceeds of $19,584,745 in a private placement.  As of June 30, 2007, the Company had approximately $8.4 million in cash and cash equivalents. However, we expect that our cash used in operations will increase significantly over the next several years and we will be required to raise additional capital to complete the development and commercialization of our current product candidates.  Management believes that cash and cash equivalents on hand as of June 30, 2007 are not sufficient to fund operations for the remainder of the year, which raises substantial doubt regarding the Company’s ability to continue through such period. We will pursue equity financing alternatives or other financing in order to raise needed funds, however, we do not have any commitments for such funds. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company. If we are unsuccessful in raising additional capital we will need to reduce costs and operations substantially. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

[3] Stock-based compensation:

During the three months ended June 30, 2007 and 2006, the Company recorded $537,455 and $70,481 of stock-based employee compensation expense and during the six months ended June 30, 2007 and 2006, the Company recorded $964,093 and $106,831 of stock-based employee compensation expense, respectively.

For purposes of the disclosure in the foregoing table and for purposes of determining estimated fair value under SFAS No.123(R), the Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option-pricing model and has applied the assumptions set forth in the following table. The Company calculated expected volatility based upon historical volatility of the Company’s common stock. The aggregate and per share fair value of options granted during the three and six months ended June 30, 2007 was approximately $13,000 or $1.34 and $6,385,000 or $1.45, respectively. The aggregate and per share fair value of options granted during both the three and six months ended June 30, 2006 was approximately $188,700 or $0.31. The following table illustrates the assumptions used in the Company’s Black-Scholes option pricing model to determine the stock option expense for the three and six months ended June 30, 2007 and 2006.

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Estimated Life (Years)
For the three months ended June 30, 2007	4.57%	0	124.4%	4.25
For the six months ended June 30, 2007	4.48% - 4.80%	0	124.4%-130.6%	4.97
For the three months ended June 30, 2006	4.99%	0	70%	5.00
For the six months ended June 30, 2006	4.99%	0	70%	5.00

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[3] Stock-based compensation (continued):

A summary of option activity under the Plan as of June 30, 2007 and changes during the six month period then ended is presented below.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2006	5,594,900	$ 0.50
Granted	4,390,000	1.62
Outstanding, June 30, 2007	9,984,900	$ 0.99	7.67	$ 6,594,415
Vested and expected to vest, June 30, 2007	9,984,900	$ 0.99	7.67	$ 6,594,415
Exercisable shares as of June 30, 2007	4,002,400	$ 0.42	8.67	$ 4,934,190

As of June 30, 2007, there was $6,339,148 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. This expense is expected to be recognized over a weighted-average period of 32 months.

[4] Net loss per share:

Basic net loss per share is computed on the basis of net loss for the period divided by the weighted average number of shares of common stock outstanding during the period. There were potentially dilutive common shares of 24,807,404 and 7,769,672 as of June 30, 2007 and 2006, respectively related to stock options and warrants, which were excluded from the diluted loss per share calculation since their effect would have been anti-dilutive.

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

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE C - FIXED ASSETS

Fixed assets, at cost, consist of the following:

	June 30, 2007 (Unaudited)	December 31, 2006
Lab Equipment	$11,645	$11,645
Office Equipment	229,556	149,750
Total	241,201	161,395
Accumulated Depreciation	(53,226)	(30,301)
	$187,975	$131,094

The Company recorded depreciation expense of $11,419 and $4,426 for the three months ended June 30, 2007 and 2006, and $22,925 and $8,605 for the six months ended June 30, 2007 and 2006, respectively.

NOTE D - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2007 (Unaudited)	December 31, 2006
Research and development - sponsored research	$234,000	$234,000
Research and development – clinical trial	224,000	480,000
Research and development - consulting	62,500	94,000
Research and development – other	202,890	79,540
Research and development - payroll	16,374	28,756
General and administrative – professional fees	230,653	60,000
General and administrative – payroll	395,117	487,380
General and administrative – other	82,116	30,872
	$1,447,650	$1,494,548

NOTE E – SANQUIN BLOOD SUPPLY FOUNDATION

[1] Loan payable

The Company purchases its C1-INH product from the Sanquin Blood Supply Foundation (“Sanquin”). Under the agreement with Sanquin, Sanquin provides a loan to the Company for the value of C1-INH purchased. The loans are subject to a purchase money security interest. Upon regulatory approval, Sanquin will forgive each loan and release all security interests. If regulatory approval is not obtained, then each loan is payable on the earlier of January 16, 2014 or the termination of the agreement. The principal loan balance outstanding as of June 30, 2007 was $3,373,465 net of debt discount of $1,772,821. This debt discount relates to interest imputed on the original loan balance as it is non-interest bearing and was recorded as a reduction to product costs that were included as research and development expense. The loans are payable in Euros and any currency differences are recorded in our Unaudited Condensed Consolidated Statement of Operations. The Company has recorded interest expense using the effective interest rate method. Interest rates range from 4.31% to 7.66%. For the three months ended June 30, 2007 and 2006, interest expense was $44,908 and $9,933, and $75,647 and $15,376 for the six months ended June 30, 2007 and 2006, respectively. The amount included in research and development expense for product cost for the three months ended June 30, 2007 and 2006 was $804,945 and $80,812, and $1,494,264 and $467,562 for the six months ended June 30, 2007 and 2006, respectively.

[2] Distribution Agreement

On June 1, 2007 we exercised an option to extend the Sanquin distribution agreement. Our distribution agreement with Sanquin now terminates on December 31, 2010, unless extended by us for up to a three-year period or by mutual agreement of the parties prior to its expiration. Commencing with the receipt of FDA regulatory approval of C1-INH and thereafter, we must purchase from Sanquin a minimum amount of C1-INH valued in Euros equal to be approximately $10,100,000 (as of June 30, 2007) per calendar year.

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

NOTE H - PLASMA AGREEMENT

On April 12, 2007, the Company entered into a Plasma Purchase Agreement with a third-party supplier for the purchase of U.S. source plasma (the “Purchase Agreement”). The plasma will be utilized for the production of product by Sanquin under the Company’s Distribution and Manufacturing Services Agreement with Sanquin to supply our patients with product under the open-label clinical trial. The term of the Purchase Agreement expires December 31, 2011, unless sooner terminated in accordance with its terms. Under the Purchase Agreement, the supplier agreed to sell the Company specified annual quantities of plasma in accordance with applicable good manufacturing practices. The Company committed to purchase $7,360,000 worth of product during the 2007 calendar year and $8,320,000 worth of product during 2008. The parties agreed to negotiate the purchase commitments for future periods. Either party may terminate the Purchase Agreement upon written notice if the other party is in material breach of any provision thereof, subject to applicable thirty (30) day cure periods. Either party may also terminate the Purchase Agreement upon ninety (90) days’ prior written notice upon the occurrence of certain standard events involving the bankruptcy or insolvency of the other party and the Purchase Agreement shall automatically terminate upon the occurrence of additional certain events specified therein. Subsequently, on July 17, 2007, we signed a letter agreement with this supplier pursuant to which the supplier agreed to waive its right to supply us with additional quantities of plasma and to reduce its commitment under such agreement. We will be obligated to purchase approximately $353,000 of additional plasma under such agreement for the balance of 2007. Thereafter, the parties agreed to suspend further purchases

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE H - PLASMA AGREEMENT (continued)

under this agreement until such time as a new definitive agreement is entered into between the parties. In consideration of the foregoing, we agreed to waive our right to have the supplier cover a percentage of the cost of replacement plasma we are acquiring from the new supplier.

NOTE I - SUBSEQUENT EVENT

On July 19, 2007, the Company entered into an agreement, dated as of July 12, 2007, for the purchase and sale of plasma with DCI Management Group, LLC (the “DCI Agreement”) pursuant to which Lev will purchase quantities of U.S. Source Plasma to be utilized in the production of product under our Distribution and Manufacturing Services Agreement with Sanquin. Under the DCI Agreement, the supplier agreed to sell us specified annual quantities of plasma in accordance with applicable good manufacturing practices. We committed to purchase $9,300,000 worth of product during the remainder of 2007 and $13,950,000 worth of product during 2008. Thereafter we expect our annual purchase commitment to be $11,625,000 for the balance of the term of the DCI Agreement. Our contractual purchase commitments are subject to annual percentage increases based on market conditions. We anticipate our total commitment under this DCI Agreement to be approximately $61 million.

The DCI Agreement expires December 31, 2011, unless sooner terminated in accordance with its terms. Either party may terminate the DCI Agreement upon written notice if the other party is in material breach of any provision thereof, subject to applicable cure periods. Subject to the supplier’s ability to mitigate damages, in the event we are in default of our payment obligation under the contract, we will be liable to purchase the minimum quantities of plasma specified under the contract for the balance of the term. We have the right, however, to terminate the contract if by December 31, 2008 we do not obtain regulatory approval for the commercialization of our lead product candidate or are not able to secure adequate financial arrangements to cover our obligations with respect to the initial purchase commitments under the DCI Agreement. In either such event, we will be obligated to complete the purchase of 80% of the initial minimum purchase commitment, subject to the supplier’s ability to mitigate damages. Upon expiration of the DCI Agreement, or in the event the DCI Agreement is terminated for reasons other than as set forth above, we will be obligated to purchase a closing inventory of plasma in the quantity specified in the DCI Agreement. For the year ended December 31, 2007, Sanquin has agreed to purchase a maximum of $3,200,000 of plasma from the Company.

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

On January 17, 2007, we announced that we have completed patient treatment in the acute portion of a pivotal Phase III clinical trial for our lead product candidate, C1-INH for the treatment of HAE and on March 14, 2007, we announced positive results from our Phase III clinical trial of C1-INH for the acute treatment of HAE. In the acute trial, the protocol-defined primary endpoint was reached, showing a clinically and statistically significant reduction in the time to sustained relief of acute HAE symptoms. The primary endpoint was met using the protocol-defined intent to treat analysis, with a median time to sustained symptom relief of 2.0 hours for patients receiving C1-INH compared to greater than 4.0 hours, the maximum evaluation period, for patients receiving placebo. In addition, 21 laryngeal attacks were treated in the study on an open label basis. All of the laryngeal attacks were successfully treated with C1-INH. Based on the positive results of this trial, we filed a biologics license application, or BLA, with the FDA on July 31, 2007. If approved, we intend to commercialize C1-INH ourselves through a specialty sales force in the United States and market this product under the name Cinryze™. We are also developing C1-INH for the treatment of selective other diseases and disorders in which inflammation is known or believed to play an underlying role. We have certain rights to C1-INH technology through agreements with Sanquin, an Amsterdam-based not-for-profit organization that provides blood and plasma products and related services, carries out research and provides education, primarily in the Netherlands. On May 31, 2007, we announced that we have completed patient treatment in the second phase of the trial, examining the effectiveness of C1-INH in preventing inflammatory attacks in more severely affected HAE patients. We intend, if the prophylactic study results are positive and supportive, to amend the BLA for this indication.

From July 21, 2003 (inception) through June 30, 2007, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial biopharmaceutical products, and do not expect to have a commercially available product by the end of our 2007 fiscal year. Commercialization of our product candidates is subject to FDA approval.

As a company that expects to have neither product revenues nor profits over the next year, management of cash flow is extremely important. The most significant use of our cash is for research and development activities, which include clinical trials and regulatory clearance. During the three and six months ended June 30, 2007, our research and development expenses were $4,089,972 and $7,313,369, respectively.

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

New Employment Agreements/Arrangements

During the six months ended June 30, 2007, we entered into amended and restated employment agreements with our Chairman, Judson Cooper and our Chief Executive Officer, Joshua Schein and we hired Dov Elefant as our Corporate Controller pursuant to the terms of an offer letter. The material terms and conditions of these employments arrangements are summarized in Note G to our Unaudited Condensed Consolidated Financial Statements.

Plan of Operation

Our plan of operation for the next twelve months is to focus primarily on our open-label Phase III clinical trials of our lead product candidate, C1-INH for the acute and prophylactic treatment of HAE, to complete the analysis of the data from the Phase III trial for prophylactic treatment of HAE and possibly amend our BLA requesting the FDA’s approval for commercialization of the prophylactic treatment. In addition, we intend to initiate a research program in 2007 for the development of a genetically engineered or recombinant version of C1-INH as part of a broader program examining the potential of C1-INH in treating cardiovascular disease, including acute myocardial infarction (“AMI”).

Satisfaction of Cash Resources

To date, we have relied solely upon selling equity securities in private placements to generate cash to implement our plan of operations. Based on our current levels of research and development and our business plan, we believe that our existing cash and cash equivalents of $8,429,994 as of June 30, 2007 will not be sufficient to meet our cash requirements for the remainder of the year. As we expect that our cash used in operations will increase significantly over the next several years, we will be required to raise additional capital to complete the development and commercialization of our current product candidates. We will pursue equity and/or debt financing alternatives or other financing in order to raise needed funds. To raise additional funds, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors..

On May 23, 2007 we filed with the SEC a Registration Statement on Form S-3 under the Securities Act, which was declared effective by the SEC on June 13, 2007. This registration statement allows us, from time to time, to offer and sell shares of common stock, preferred stock, warrants to purchase our securities and/or debt securities, up to a maximum aggregate amount of $70 million of such securities. To date, we have not issued any securities under this registration statement and we currently have no firm agreements with any third-parties for the sale of our securities pursuant to this registration statement, or otherwise. There can be no assurance that additional financing, if at all available, can be obtained on acceptable terms to us. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital we will need to reduce costs and operations substantially.  Further, if expenditures required to achieve our plans are greater than projected we will need to raise a greater amount of funds than currently expected.

As of June 30, 2007, we have cash commitments through December 31, 2007 of approximately $12,775,000 to primarily fund our clinical research programs, leases, executive employment contracts and plasma supply contracts. A significant expense for the Phase III clinical trials is the C1-INH product that we purchase from Sanquin and other suppliers. However, a portion of this expense does not affect our cash position because Sanquin has granted continuing loans to us in the amount of the aggregate purchase price of the C1-INH product. The loan balance as of June 30, 2007 was $3,373,465, net of debt discount. Each loan will be forgiven if regulatory approval of our C1-INH product is obtained. If regulatory approval is not received, then each loan is payable on the earlier of January 16, 2014 or the termination of the Sanquin distribution agreement. We expect to increase our expenditures for our Phase III clinical trials and regulatory matters, including preparation and potential submission to the FDA of an amended BLA for prophylactic treatment. As described in greater detail in Note I to our Unaudited Condensed Consolidated Financial Statements, in July 2007 we entered into a plasma supply agreement with a third-party supplier pursuant to which we will purchase $9,300,000 worth of product during the 2007 calendar year and $13,950,000 worth of product during 2008. Thereafter we expect our annual purchase commitment to be approximately $11,625,000 for the balance of the term of the Agreement. Our contractual purchase commitments are subject to annual percentage increases based on market conditions. We anticipate our total commitment under this Agreement to be approximately $61 million.

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

As described in greater detail above under the caption “Overview”, on March 14, 2007, we announced positive results from our Phase III clinical trial of C1-INH for the acute treatment of HAE. Based on the positive results of this study, we filed a BLA with the FDA on July 31, 2007.

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

This second development program is focused on the use of C1-INH in treating AMI. Current treatments for AMI, both surgical and pharmaceutical, are directed at restoring blood flow to heart tissue or preventing further obstruction. Despite a widespread appreciation for the role of inflammation in AMI in both the scientific and medical communities, no presently available treatments directly target the mechanisms of inflammation. Based on preliminary animal and clinical data, we believe that C1-INH may be useful as a treatment for AMI. Based on the rights obtained from Sanquin, we intend to initiate a research program for the development of a genetically engineered or recombinant version of C1-INH as part of a broader program examining the potential of C1-INH in treating cardiovascular disease during the second half of fiscal 2007, including AMI.

The following analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes contained elsewhere in this Form 10-QSB.

Results of Operations

Three Months Ended June 30, 2007 as compared to the Three Months Ended June 30, 2006

We had no revenues during the three months ended June 30, 2007 and 2006 because we do not have any commercial biopharmaceutical products.

Research and development expenses for the three months ended June 30, 2007 and 2006 were $4,089,972 and $840,306, respectively. The increase of $3,249,666 was primarily due to expenses relating to the progress of the Phase III clinical trials, purchases of plasma product that were purchased for the open-label clinical trial and regulatory consulting expense.

General and administrative expenses for the three months ended June 30, 2007 and 2006 were $2,897,186 and $1,109,699, respectively. The increase of $1,787,487 was primarily due to increases in payroll and related benefits, share-based compensation for employee options, marketing, legal expense and travel.

Interest income for the three months ended June 30, 2007 and 2006 was $138,940 and $37,043, respectively. The increase of $101,897 was attributed to having more cash to invest.

Due to the factors mentioned above, the net loss for the three months ended June 30, 2007 was $6,893,126 or a loss of $ 0.06 per common share, basic and diluted, as compared to a loss of $1,922,895 for the three months ended June 30, 2006 or a loss of $0.02 per common share, basic and diluted.

Six Months Ended June 30, 2007 as compared to the Six Months Ended June 30, 2006

We had no revenues during the six months ended June 30, 2007 and 2006 because we do not have any commercial biopharmaceutical products.

Research and development expenses for the six months ended June 30, 2007 and 2006 were $7,313,369 and $1,936,493, respectively. The increase of $5,376,876 was primarily due to expenses relating to the progress of the Phase III clinical trials, purchases of plasma product that were purchased for the open-label clinical trial, laboratory services and regulatory consulting expense.

General and administrative expenses for the six months ended June 30, 2007 and 2006 were $5,318,879 and $1,863,549, respectively. The increase of $3,455,330 was primarily due to increases in payroll and related benefits, share-based compensation for employee options, marketing, legal expense and travel.

Interest income for the six months ended June 30, 2007 and 2006 was $336,731 and $78,998, respectively. The increase of $257,733 was attributed to having more cash to invest.

Due to the factors mentioned above, the net loss for the six months ended June 30, 2007 was $12,371,199 or a loss of $ 0.11 per common share, basic and diluted, as compared to a loss of $3,736,420 for the six months ended June 30, 2006 or a loss of $0.05 per common share, basic and diluted.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents of $8,429,994 and working capital of $5,861,927. Net cash used in operations was $9,926,790 for the six months ended June 30, 2007 and was primarily due to our loss of $12,371,199. The operating loss was partially offset by non cash expenses of $2,556,774 primarily related to stock-based compensation related to employee stock options, purchases of C1-INH product and amortization of debt discount. Pursuant to the Sanquin loan agreement, purchases made during our Phase III clinical trials are added to our loan and we are not required to make any principal payments. The loan balance, net of debt discount as of June 30, 2007 was $3,373,465 and will be forgiven when regulatory approval from the FDA is received. If we do not receive regulatory approval, then the loan is repayable on the earlier of January 16, 2014, or the termination of the Agreement. The loan does not bear interest and we impute interest using the effective interest rate method. For the six months ended June 30, 2007, net cash provided by investing activities was $9,920,194 resulting from the sale of investments of $10,000,000 offset by the purchase of fixed assets for $79,806. Cash provided by financing activities for the six months ended June 30, 2007 was $548,955 resulting from proceeds from the exercise of warrants.

On June 1, 2007 we exercised an option to extend the Sanquin distribution agreement. Our distribution agreement with Sanquin now terminates on December 31, 2010, unless extended by us for up to a three-year period or by mutual agreement of the parties prior to its expiration. Commencing with the receipt of FDA regulatory approval of C1-INH and thereafter, we must purchase from Sanquin a minimum amount of C1-INH valued in Euros equal to be approximately $10,100,000 (as of June 30, 2007) per calendar year.

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

On March 2, 2005, we entered into a CRO services agreement with INC Research which governs INC Research’s provision of services in connection with the support of clinical investigation and management and/or research of our Phase III clinical trial. We entered into a separate services agreement with INC Research in September 2006 which governs INC Research’s provision of additional services in connection with our Phase III clinical trials and activities related to the commercialization of our product candidates. The services provided by INC Research pursuant to both contractual arrangements are on a work-order basis and we are invoiced on a time and materials basis. We have the right to terminate both agreements, and any pending work-order, with prior notice and without cause. As of June 30, 2007, we have estimated that we will pay INC Research at least $1,124,000 for its services under both agreements in 2007. However, due to the variability associated with the conduct of clinical trials, we are unable to estimate with certainty the future costs we will incur under our CRO agreement. We anticipate that these costs will increase significantly above our current estimates in future periods as a result of our initiation or expansion of the clinical trials.

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

On July 19, 2007, we entered into an agreement, dated as of July 12, 2007, for the purchase and sale of plasma with DCI Management Group, LLC (the “DCI Agreement”) pursuant to which we will purchase quantities of U.S. Source Plasma to be utilized in the production of product under our Distribution and Manufacturing Services Agreement with Sanquin. Under the DCI Agreement, the supplier agreed to sell us specified annual quantities of plasma in accordance with applicable good manufacturing practices. We committed to purchase $9,300,000 worth of product during the remainder of 2007 and $13,950,000 worth of product during 2008. Thereafter we expect our annual purchase commitment to be $11,625,000 for the balance of the term of the DCI Agreement. Our contractual purchase commitments are subject to annual percentage increases based on market conditions. We anticipate our total commitment under this DCI Agreement to be approximately $61 million.

Our capital resources are focused on the clinical development and regulatory approval of C1-INH for the treatment of HAE. To date, we have relied solely upon selling equity securities in private placements to generate cash to implement our plan of operations. Based on our current levels of research and development and our business plan, we believe that our existing cash and cash equivalents of $8,429,994 as of June 30, 2007 will not be sufficient to meet our cash requirements for the remainder of the year. As we expect that our cash used in operations will increase significantly over the next several years, we will be required to raise additional capital to complete the development and commercialization of our current product candidates. We will pursue equity financing alternatives or other financing in order to raise needed funds. If we are unsuccessful in raising additional capital we will need to reduce costs and operations substantially.  Our capital resources are focused on the clinical development and regulatory approval of C1-INH for the treatment of HAE..

On May 23, 2007, we filed with the SEC a Registration Statement on Form S-3 under the Securities Act, which was declared effective by the SEC on June 13, 2007. This registration statement allows us, from time to time, to offer and sell shares of common stock, preferred stock, warrants to purchase our securities and/or debt securities, up to a maximum aggregate amount of $70 million of such securities. To date, we have not issued any securities under this registration statement and we currently have no firm agreements with any third-parties for the sale of our securities pursuant to this registration statement, or otherwise. There can be no assurance that additional financing, if at all available, can be obtained on terms acceptable to us. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised through the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital we will need to reduce costs and operations substantially. Further, if expenditures required to achieve our plans are greater than projected we will need to raise a greater amount of funds than currently expected.

As a development stage enterprise, our primary efforts, to date, have been devoted to conducting research and development, raising capital, forming collaborations and recruiting staff. We have limited capital resources and have an accumulated deficit of $35,559,538 since inception and have had negative cash flows from operations since inception. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights and general and administrative expenses. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses, and we may never achieve profitable operations.

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

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-KSB for the year ended December 31, 2006 under the heading “Contractual Obligations,” we outlined our commitments and contingencies. For the three and six months ended June 30, 2007, there have been no material changes in our commitments and contingencies except for the employment agreements that we entered into during such period and the plasma supply agreement we entered into in April 2007. See Notes G and H to our Unaudited Condensed Consolidated Financial Statements for additional information regarding these agreements. In addition, on July 19, 2007, we entered into an agreement, dated as of July 12, 2007, for the purchase and sale of plasma with a third-party supplier pursuant to which we will purchase quantities of U.S. Source Plasma to be utilized in the production of product under our Distribution and Manufacturing Services Agreement with Sanquin Blood Supply Foundation. We anticipate our total commitment under this agreement to be approximately $61 million. See Note I to our Unaudited Condensed Consolidated Financial Statements for additional information.

OFF -BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of June 30, 2007 with the exception of the leases of our office space and copiers.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

As previously reported, on March 16, 2007 we appointed Dov S. Elefant as our Corporate Controller to augment our internal accounting department and improve our internal control over financial reporting. Management believes that the integration of our Corporate Controller has been successful. Other than as described above, there was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2007, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) except as disclosed herein.

During the three months ended June 30 2007, warrants for 328,468 shares of common stock were exercised and we issued an aggregate of 328,468 shares of common stock to the warrant holders. The exercises were effected in reliance on Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended June 30, 2007, we issued additional options to purchase shares of our common stock to certain employees pursuant to our 2004 Omnibus Incentive Compensation Plan. The transactions were exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) and 4(6) of the Securities Act. Each option holder agreed that, if the option is exercised, the option holder would purchase his common stock for investment and not for resale to the public. The foregoing option grant consisted of the grant of an aggregate number of 10,000 options to purchase shares of common stock. This award is exercisable for a seven year term at the fair market value on the date of grant. These options will vest over a period of forty eight months.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS
The following exhibits are filed herewith or incorporated by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith

10.1*	Agreement for Purchase and Sale of Plasma entered into on July 19, 2007	8-K	7/25/07	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

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

Lev Pharmaceuticals, Inc.

August 13, 2007	By:	/s/ Joshua D. Schein
Joshua D. Schein, Ph.D.
Chief Executive Officer

August 13, 2007	By:	/s/ Douglas J. Beck
Douglas J. Beck
Chief Financial Officer