Form 10QSB/A
period 2007-03-31
Lev Pharmaceuticals Inc
filed 2007-08-27
CIK 1144062

     UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

Lev Pharmaceuticals, Inc.

Index to Form 10-QSB/A

		Page
Part II.	Other Information

Item 6.	Exhibits	3

	Signatures	4

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 to amend Exhibit 10.4 filed therewith. The amendment is being made to restore certain provisions to Exhibit 10.4 that we had originally requested be treated confidentially. The restoration of the redacted provisions is being made at the request of the staff of the Securities and Exchange Commission. This Amendment No. 1 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-QSB and, other than the filing of the revised portions of Exhibit 10.4, does not modify or update the disclosures in the original Quarterly Report on Form 10-QSB in any way.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith
10.1	Employment Agreement between the Registrant and Judson Cooper	10-KSB	3/30/07	10.15

10.2	Employment Agreement between the Registrant and Joshua D. Schein	10-KSB	3/30/07	10.16

10.3	Offer Letter between the Registrant and Dov Elefant	10-KSB	3/30/07	10.17

10.4*	Plasma Supply Agreement				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-QSB	5/15/07	32.1

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-QSB	5/15/07	32.2

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

Lev Pharmaceuticals, Inc.

August 27, 2007	By:	/s/ Joshua D. Schein, Ph.D.
Joshua D. Schein, Ph.D.
Chief Executive Officer

August 27, 2007	By:	/s/ Douglas J. Beck
Douglas J. Beck
Chief Financial Officer