Form 10QSB
period 2007-09-30
Lev Pharmaceuticals Inc
filed 2007-11-14
CIK 1144062

     UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of November 13, 2007, the issuer had 137,750,203 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

Lev Pharmaceuticals, Inc.

Index to Form 10-QSB

		Page
Part I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2007 and September 30, 2006 and for the Period from July 21, 2003 (Inception) to September 30, 2007	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2007 and September 30, 2006 and for the Period from July 21, 2003 (Inception) to September 30, 2007	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	14

Item 3.	Controls and Procedures	22

Part II.	Other Information	23

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

	Signatures	25

LEV PHARMACEUTICALS , INC. AND SUBSIDIARY (a development stage enterprise) Condensed Consolidated Balance Sheets	September 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$30,005,427	$7,887,635
Investments - held to maturity		9,999,845
Inventory	2,909,056
Prepaid expenses	2,103,171	378,786
Other assets	148,843	82,030
Total current assets	35,166,497	18,348,296

Fixed assets, net of accumulated depreciation	286,207	131,094
Loan receivable	140,375
Other assets	93,335	93,335
Total assets	$35,686,414	$18,572,725

LIABILITIES
Current liabilities:
Accounts payable	$2,077,122	$1,662,651
Accrued expenses	1,052,179	1,494,548
Total current liabilities	3,129,301	3,157,199

Loan payable, net of debt discount	4,123,718	1,803,554
Deferred lease liability	16,186
Total liabilities	7,269,205	4,960,753

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 20,000,000 authorized, no shares issued and outstanding
Common stock - $0.01 par value, 200,000,000 shares authorized, 137,750,203 and 114,010,237 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	1,377,502	1,140,102
Additional paid-in capital	69,852,536	35,660,209
Deficit accumulated during the development stage	(42,812,829)	(23,188,339)
Total stockholders' equity	28,417,209	13,611,972
Total liabilities and stockholders’ equity	$35,686,414	$18,572,725

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period From July 21,2003 (Inception) to September 30,
	2007	2006	2007	2006	2007
Costs and expenses:
Research and development	$4,459,734	$1,556,341	$11,773,103	$3,492,834	$22,443,329
Merger costs					283,732
General and administrative	2,978,646	999,903	8,297,525	2,863,452	20,618,606
Loss before other income	(7,438,380)	(2,556,244)	(20,070,628)	(6,356,286)	(43,345,667)

Other income:
Interest income	242,139	19,535	578,870	98,533	1,093,529
Interest expense	(60,392)	(11,996)	(136,074)	(27,372)	(193,978)
Foreign exchange gain	3,342		3,342		3,342
Net loss	$(7,253,291)	$(2,548,705)	$(19,624,490)	$(6,285,125)	$(42,442,774)

Net loss per share- basic and diluted	$(0.06)	$(0.03)	$(0.17)	$(0.08)
Weighted average shares- basic and diluted	125,576,290	81,702,544	117,969,088	81,623,408

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine Months	Nine Months	July 21, 2003
	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,
Cash flows from operating activities:	2007	2006	2007
Net loss	$(19,624,490)	$(6,285,125)	$(42,442,774)
Adjustments to reconcile net loss to net cash used
in operating activities:
Compensation to consultants from issuance of
warrants and common stock		143,700	2,209,177
Repricing of options and warrants			1,455,269
Option and warrants modification resulting from merger			75,201
Stock issued for services		78,750	78,750
Depreciation expense	38,867	13,458	69,169
Amortization of debt discount, loan payable	135,635	27,332	191,253
Foreign exchange gain	(3,342)		(3,342)
Stock compensation to employees	1,475,223	322,515	1,932,574
Accretion of investment income		(12,610)	(12,610)
Gain on sale of investments	(155)		(155)
Supplier purchase funding	2,184,529	662,807	3,932,465
Changes in:
Inventory	(2,909,056)		(2,909,056)
Prepaid expenses and other assets	(1,791,198)	139,360	(2,344,845)
Accounts payable	414,471	(122,018)	2,077,122
Accrued expenses	(442,369)	284,437	1,052,179
Deferred lease liability	16,186	(2,519)	16,186
Income taxes liability			(64,463)
Net cash used in operating activities	(20,505,699)	(4,749,913)	(34,687,900)
Cash flows from investing activities:
Purchase of fixed assets	(193,980)	(33,366)	(355,376)
Loan receivable	(137,033)		(137,033)
Proceeds from the sale of investments	10,000,000	2,500,000	12,500,000
Purchase of investments			(12,487,235)
Net cash provided by (used in) investing activities	9,668,987	2,466,634	(479,644)
Cash flows from financing activities:
Proceeds from stock subscription receivable			130
Proceeds from notes payable to stockholder			18,000
Repayment of notes payable to stockholder			(18,000)
Net proceeds from sale of common stock and warrants	32,405,549		64,623,886
Proceeds from exercise of warrants	548,955		548,955
Net cash provided by financing activities	32,954,504		65,172,971

Net increase (decrease) in cash and cash equivalents	22,117,792	(2,283,279)	30,005,427
Cash and cash equivalents - beginning of period	7,887,635	3,482,616
Cash and cash equivalents - end of period	$30,005,427	$1,199,337	$30,005,427

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of Presentation:

The consolidated financial statements include the accounts of Lev Pharmaceuticals, Inc. and its wholly-owned subsidiary Lev Development Corp. All significant intercompany transactions and balances have been eliminated in consolidation. There has been no revenue generated from sales, license fees or royalties. The Company's financial statements are presented as statements of a development stage enterprise. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of Presentation (continued):

As a development stage enterprise, the Company's primary efforts are devoted to conducting research and development for the treatment of inflammatory diseases. As the Company has limited capital resources and has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future the Company has needed to raise capital from the sale of its securities to sustain operations. In August 2007, the Company raised net proceeds of approximately $32.4 million in a registered direct sale of its securities. As of September 30, 2007, the Company had approximately $30.0 million in cash and cash equivalents. We expect that our cash used in operations will increase significantly over the next several years and we may be required to raise additional capital to complete the development and commercialization of our current product candidates. Management believes that cash and cash equivalents on hand as of September 30, 2007 should be sufficient to fund operations for the next twelve months. We may pursue equity or debt financing alternatives or other financing in order to raise additional funds; however, we do not have any commitments or definitive or binding arrangements for such funds other than as discussed below. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company. If we are unsuccessful in raising additional capital we may need to reduce costs and operations substantially. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, as described in Note K, “Subsequent Events”, on November 2, 2007, we entered into a secured loan facility for a term loan of up to $20.0 million and received an initial loan of $10.0 million on the closing date. Pursuant to this facility, we have the option to request additional borrowings of a maximum of $10.0 million for the twelve months following the closing date.

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

[3] Stock-based compensation:

During the three months ended September 30, 2007 and 2006, the Company recorded $511,130 and $216,333 of stock-based employee compensation expense and during the nine months ended September 30, 2007 and 2006, the Company recorded $1,475,223 and $322,515 of stock-based employee compensation expense, respectively.

For purposes of the disclosure and for purposes of determining estimated fair value under SFAS No.123(R), the Company has computed the estimated fair values of all share-based compensation using the Black-Scholes option-pricing model. The Company calculated expected volatility based upon historical volatility of the Company’s common stock. The aggregate and per share fair value of options granted during the nine months ended September 30, 2007 was approximately $6,385,000 or $1.45. No options were granted during the three months ended September 30, 2007. The aggregate and per share fair value of options granted during the three and nine months ended September 30, 2006 was approximately $397,000 or $0.42 and $656,000 or $0.42, respectively. The following table illustrates the assumptions used in the Company’s Black-Scholes option pricing model to determine the stock option expense for the three and nine months ended September 30, 2007 and 2006.

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Estimated Life (Years)
For the three months ended September 30, 2007*	N/A	N/A	N/A	N/A
For the nine months ended September 30, 2007	4.48% - 4.80%	0	124.4%-130.6%	4.97
For the three months ended September 30, 2006	4.59% - 4.88%	0	70%	5.00
For the nine months ended September 30, 2006	4.59% - 4.99%	0	70%	5.00

* No options were granted during the three months ended September 30, 2007.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[3] Stock-based compensation (continued):

A summary of option activity under the Plan as of September 30, 2007 and changes during the nine month period then ended is presented below.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2006	5,594,900	$ 0.50
Granted	4,390,000	$ 1.62
Outstanding, September 30, 2007	9,984,900	$ 0.99	7.41	$ 5,855,925
Vested and expected to vest, September 30, 2007	9,984,900	$ 0.99	7.41	$ 5,855,925
Exercisable shares as of September 30, 2007	4,207,400	$ 0.43	7.68	$ 4,714,550

As of September 30, 2007, there was $5,828,019 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. This expense is expected to be recognized over a weighted-average period of 29 months. This disclosure does not include options to purchase 295,000 shares of common stock which have been approved by our board, subject to approval by our shareholders.

[4] Net loss per share:

Basic net loss per share is computed on the basis of net loss for the period divided by the weighted average number of shares of common stock outstanding during the period. There were potentially dilutive common shares of 29,474,071 and 8,709,672 as of September 30, 2007 and 2006, respectively related to stock options and warrants, which were excluded from the diluted loss per share calculation since their effect would have been anti-dilutive.

[5] Investments:

Investments with original maturities of 91 days to one year are considered short term investments and are carried at amortized cost.

[6] Inventory:

Inventory is stated at the lower of cost or market using the first-in first-out method. As of September 30, 2007 our inventory consists of raw materials.

[7] Fixed assets:

Fixed assets are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset's estimated useful life, which is from three to five years.

[8] New Accounting Pronouncements:

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (SFAS 159), which permits entities to measure many financial

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[8] New Accounting Pronouncements (continued):

instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS 159 will have on our consolidated financial position, results of operations, and cash flows as of its adoption in 2008.

NOTE C - PREPAID EXPENSES

Prepaid expenses consist of the following:

	September 30, 2007 (Unaudited)	December 31, 2006
Advance for purchases	$1,892,755
Prepaid insurance	134,339	$289,089
Prepaid other	76,077	89,697
Total	$2,103,171	$378,786

NOTE D - FIXED ASSETS

Fixed assets, at cost, consist of the following:

	September 30, 2007 (Unaudited)	December 31, 2006
Lab equipment	$11,645	$11,645
Office equipment	268,532	149,750
Other	75,198	_______
Total	355,375	161,395
Accumulated depreciation	(69,168)	(30,301)
	$286,207	$131,094

The Company recorded depreciation expense of $15,942 and $4,856 for the three months ended September 30, 2007 and 2006, and $38,867 and $13,458 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE E - ACCRUED EXPENSES

Accrued expenses consisted of the following:
	September 30, 2007 (Unaudited)	December 31, 2006
Research and development - sponsored research	$234,000	$234,000
Research and development - clinical trial	297,000	480,000
Research and development - consulting	33,750	94,000
Research and development - other	-	79,540
Research and development - payroll	14,744	28,756
General and administrative - professional fees	12,000	60,000
General and administrative - payroll	448,155	487,380
General and administrative - other	12,530	30,872
	$1,052,179	$1,494,548

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE F - SANQUIN BLOOD SUPPLY FOUNDATION

[1] Loan payable

The Company has purchased its C1-INH product from the Sanquin Blood Supply Foundation (“Sanquin”). Under the agreement with Sanquin, Sanquin provided loans to the Company for the value of C1-INH purchased. The loans are subject to a purchase money security interest. Upon regulatory approval, Sanquin will forgive each loan and release all security interests. If regulatory approval is not obtained, then each loan is payable on the earlier of January 16, 2014 or the termination of the agreement. The principal loan balance outstanding as of September 30, 2007 was $4,123,718 net of debt discount of $1,936,299. This debt discount relates to interest imputed on the original loan balance as it is non-interest bearing and was recorded as a reduction to product costs that were included as research and development expense. The loans are payable in Euros and any currency differences are recorded in our unaudited condensed consolidated statement of operations. The Company has recorded interest expense using the effective interest rate method. Interest rates range from 4.31% to 7.66%. For the three months ended September 30, 2007 and 2006, interest expense was $59,988 and $11,965, and $135,635 and $27,332 for the nine months ended September 30, 2007 and 2006, respectively. The amount included in research and development expense for product cost for the three months ended September 30, 2007 and 2006 was $690,265 and $195,245, and $2,184,529 and $662,807 for the nine months ended September 30, 2007 and 2006, respectively.

[2] Distribution Agreement and Loan Receivable

On June 1, 2007 the Company exercised an option to extend the Sanquin distribution agreement. Our distribution agreement with Sanquin terminates on December 31, 2010, unless extended by us for up to a three-year period or by mutual agreement of the parties prior to its expiration.

On October 10, 2007, the Company entered into an amendment (the “Amendment”), dated as of September 24, 2007, to its Distribution and Manufacturing Services Agreement (the “Agreement”) with Sanquin. Pursuant to the Amendment, the Company and Sanquin will initiate a construction project to scale-up the production facilities of Sanquin to be used for the purpose of meeting the Company’s anticipated ongoing requirements for the commercial use of its C1-INH product, which is proposed to be marketed as Cinryze™ (“Cinryze”). Pursuant to the terms and conditions of the Amendment, the Company and Sanquin will jointly develop a project plan for the construction to the production facilities. Subject to the terms of the final project plan, Lev would provide Sanquin with a non-interest bearing loan, up to a maximum amount of €7.5 million (US $10.7 million, based on the exchange rate as of September 30, 2007), to finance the construction project. This loan will be due July 1, 2014 and Sanquin agreed to repay the principal amount of the loan by providing the Company with a discount to the per unit purchase price of Cinryze. In addition, in the event the Agreement is terminated before July 1, 2014 because of a default by the Company or if by such date the volume of Cinryze ordered by the Company is less than the required volume for Sanquin to repay the loan, then the Company shall waive the then outstanding balance of the loan. In addition, if marketing approval by the FDA is not received within eighteen months (January 31, 2009) from the submission date of the biologics license application and after giving affect to the contractually specified cure period, we could be required to waive the outstanding loan balance in the event Sanquin seeks to terminate our agreement with them in the event of a default by the Company. In the event the Agreement is terminated because of a default of Sanquin prior to the loan being repaid in full, then Sanquin shall pay the Company the entire outstanding principal balance of the loan as of the date of termination within 60 days from such date. The loan receivable balance outstanding as of September 30, 2007 was $140,375.

Pursuant to the Amendment, Sanquin shall manufacture the Company’s C1-INH product for the Company on a toll-manufacturing basis using blood plasma supplied by the Company. The Company agreed to purchase a specified amount of product from Sanquin until the scale up is approved by the appropriate regulatory authorities, which the Company expects to occur during the middle of 2009. In addition, the Company agreed to an annual minimum purchase commitment of product of approximately $21.0 million during the term of the Agreement commencing in the year in which the scale up is approved in the U.S. for commercial production. The Company and Sanquin agreed to negotiate in good faith to modify these requirements in the event that regulatory approval for commercial release of Cinryze in the U.S. does not occur by

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE F - SANQUIN BLOOD SUPPLY FOUNDATION

[2] Distribution Agreement and Loan Receivable (continued):

March 31, 2008. The Company’s contractual purchase commitments are subject to annual adjustments based on market conditions and do not include the cost of storage, handling and testing services that Sanquin will provide for the Company.

Further, pursuant to the Amendment, Sanquin agreed to transfer to the Company and/or one or more third parties, all necessary rights and interests to its technology for manufacturing Cinryze to enable a third party to serve as a second supplier of Cinryze under certain circumstances. In addition, Sanquin agreed that in the event of a change in control of Sanquin (as defined in the Amendment), the Company shall have the right to acquire from Sanquin a joint ownership right to the technology to enable the Company to exploit the technology, including to transfer the technology to a third party for the purpose of manufacturing Cinryze (and terminating or reducing it’s obligation to purchase from Sanquin). If the Company exercised this right, it would pay Sanquin a down payment against future annual license fees and royalties and be obligated to pay such future fees and royalties as provided for in the Amendment.

As provided for in the Amendment, the Agreement between the Company and Sanquin shall be effective through December 31, 2010, and thereafter, the Company shall have the sole right to extend the initial term for up to an additional 18 years by providing for six consecutive renewal terms of three years each; and thereafter, the Agreement may be extended by the mutual consent of the Parties.

NOTE G - INCOME TAXES

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we did not recognize any adjustment in the liability for unrecognized income tax benefits. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the financial statements as general and administrative expense.

NOTE H - EMPLOYMENT AGREEMENTS

On January 23, 2007, the Company entered into amended and restated employment agreements with each of its Chief Executive Officer, Dr. Joshua D. Schein, and its Executive Vice President and Chairman, Mr. Judson Cooper. Both employment agreements are effective as of January 17, 2007. The employment agreements are identical in all material respects and are summarized as follows. As used in the following summary, the term “Executive(s)” shall refer to Messrs. Schein and Cooper. The employment agreements are for an initial term of four years and at the end of the initial term renew automatically for additional one year terms unless sooner terminated or not renewed. Under the employment agreements, the Executives are entitled to a base salary of $425,000 beginning as of January 1, 2007. The base salary increases at the end of each year of service (commencing at the end of 2007) by the greater of (i) 4% or (ii) a percentage equal to the increase, if any, in the United States Department of Labor Consumer Price Index (or comparable index, if available) for the New York metropolitan area over the previous 12 months. In addition, the Executives are entitled to a bonus as defined in the employment agreements. On January 17, 2007, the Board of Directors granted each of the Executives options to purchase 1,600,000 shares of the Company common stock, which options expire ten years from the date of grant and which are exercisable at an exercise price of $1.60, which was equal to the closing price of its common stock on the date of grant. The options vest in equal annual installments of 25% of the total option amount until vested in full, subject to the terms and conditions of the Company’s 2004 Omnibus Incentive Compensation Plan. In the event of the termination of employment by the Company without “cause” or by an Executive for “good reason,” there is a lump sum settlement payable as defined in the employment agreements. There is a provision for change of control.

On March 16, 2007, the Company entered into an employment relationship with Mr. Dov S. Elefant for Mr. Elefant to serve as its Corporate Controller. Pursuant to the terms of an offer letter executed by the Company and Mr. Elefant, Mr. Elefant will serve as Corporate Controller on an at-will basis and earn an annual salary at the rate of $195,000. Mr. Elefant will be eligible for an annual bonus of $20,000 in the discretion of the compensation committee of the Board. In the event Mr. Elefant’s employment is terminated by the Company without cause within three years of his start date, the Company will pay him a severance payment of six months of his then-current base salary. In addition, pursuant to the Company’s 2004 Omnibus

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE H - EMPLOYMENT AGREEMENTS (Continued):

Incentive Compensation Plan and subject to the terms and conditions therein, on March 19, 2007, the Company granted Mr. Elefant options to purchase 200,000 shares of common stock, which options are exercisable for a period of seven years at a per share price of $1.75 and which options vest over a three year period, with 1/3 of the option award vesting on the one-year anniversary of the date of grant and the balance vesting in equal monthly installments of 1/24 of the remaining option award over the following 24 months.

NOTE I - PLASMA AGREEMENT

On July 19, 2007, the Company entered into an agreement, dated as of July 12, 2007, for the purchase and sale of plasma with DCI Management Group, LLC (the “DCI Agreement”) pursuant to which Lev will purchase certain quantities of U.S. Source Plasma to be utilized in the production of product under our Distribution and Manufacturing Services Agreement with Sanquin. Under the DCI Agreement, the supplier agreed to sell us specified annual quantities of plasma, in accordance with applicable good manufacturing practices. The Company is committed to purchase $9,300,000 worth of product during the remainder of 2007 and $13,950,000 worth of product during 2008. Thereafter the Company expects its annual purchase commitment to be $11,625,000 for the balance of the term of the DCI Agreement. The Company’s contractual purchase commitments are subject to annual percentage increases based on market conditions. The Company anticipates its total commitment under this DCI Agreement to be approximately $61 million. As of September 30, 2007 the Company purchased approximately $4.7 million of plasma under this agreement of which $2.8 million is included in inventory and $1.9 million is included in prepaid expenses.

The DCI Agreement expires December 31, 2011, unless sooner terminated in accordance with its terms. Either party may terminate the DCI Agreement upon written notice if the other party is in material breach of any provision thereof, subject to applicable cure periods. Subject to the supplier’s ability to mitigate damages, in the event the Company is in default of its payment obligation under the contract, the Company will be liable to purchase the minimum quantities of plasma specified under the contract for the balance of the term. The Company has the right, however, to terminate the contract if by December 31, 2008 the Company does not obtain regulatory approval for the commercialization of its lead product candidate or are not able to secure adequate financial arrangements to cover our obligations with respect to the initial purchase commitments under the DCI Agreement. In either such event, the Company will be obligated to complete the purchase of 80% of the initial minimum purchase commitment, subject to the supplier’s ability to mitigate damages. Upon expiration of the DCI Agreement, or in the event the DCI Agreement is terminated for reasons other than as set forth above, the Company will be obligated to purchase a closing inventory of plasma in the quantity specified in the DCI Agreement.

NOTE J - 2007 FINANCING

On August 17, 2007, the Company closed on a registered direct sale of an aggregate of 23,333,333 shares of our common stock and warrants to purchase up to an aggregate of 4,666,667 shares of our common stock for net proceeds of $32.4 million to certain institutional investors. The warrants are exercisable at any time until five years from the closing date at a price of $1.86. We paid approximately $2.6 million in total commissions and expenses to investment bankers engaged to assist us in the financing. These securities were sold pursuant to an effective registration statement.

NOTE K - SUBSEQUENT EVENT

On November 2, 2007, the Company and its wholly-owned subsidiary, Lev Development Corp. entered into a Term Loan Agreement dated as of November 2, 2007 (the “Loan Agreement”) and a Pledge and Security Agreement of the same date (the “Security Agreement” and together with the Loan Agreement, the “Secured Financing Agreements”), among the Company, the Lender executing the Loan Agreement (the “Lender”) and Mast Capital Management, LLC, as agent for the Lender.

Under the Loan Agreement, the Lender agreed to provide a term loan facility to the Company in an aggregate amount of up to $20,000,000, subject to the further terms and conditions of the Loan Agreement. The loan proceeds will be used to finance the cost of additional plasma purchases. The loan is secured by a first priority lien on all of the Company’s assets. Pursuant to the terms and conditions of the Secured Financing Agreements, at the initial closing the Company received an initial loan of $10,000,000. Subsequent term loan advances may be requested by the Company in amounts not less than $1,000,000 each during the twelve month period from the closing date. The Company’s ability to request additional loans is subject to the Company maintaining (i) a borrowing base in excess of the outstanding

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE K - SUBSEQUENT EVENT (Continued):

aggregate loan amount and (ii) compliance with the covenants and conditions of the loan. The loan is for a term of 36 months and matures on November 1, 2010. Interest on the loan accrues at the rate of 13.5% per annum.

The Loan Agreement allows the Company to prepay the outstanding principal amount and all accrued but unpaid interest, subject to payment of a make-whole premium during the first year following the closing and a prepayment fee thereafter, until May 1, 2010. The Loan Agreement requires compliance with customary covenants and restrictions on the Company’s ability to, among other things, dispose of certain assets, engage in certain transactions, incur indebtedness and pay dividends.  The Loan Agreement also provides for customary events of default following which, the Lender may, at its option, accelerate the amounts outstanding under the Loan Agreement.

In connection with the Loan Agreement, the Company issued to the Lender warrants to purchase an aggregate of 900,000 shares of Company common stock (the “Warrants”).  The Warrants are for a term of three years and have an exercise price of $1.6576 per share, which is the volume weighted average price per share of the Company’s common stock for the thirty trading days immediately preceding the closing. The Company also entered into a registration rights agreement with the Lender pursuant to which the Company agreed to file a registration statement with the Securities and Commission covering the resale of the shares of common stock which may be issued upon exercise of the Warrants upon the demand of the holders of a majority of the Warrants. In consideration for services provided on behalf of the Company in connection with the consummation of the transactions contemplated by the Secured Financing Agreements, the Company agreed to pay a fee of 1% of the amounts borrowed under the Loan Agreement to Mr. Richard Stone, who is the beneficial owner of greater than 5% of the Company’s outstanding common stock. The Company is in the process of evaluating the accounting for this transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties.

Forward Looking Statements

This Report on Form 10-QSB for Lev Pharmaceuticals, Inc. may contain forward-looking statements. We are including the following cautionary statement in this Quarterly Report on Form 10-QSB to make applicable the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us or on our behalf. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Any forward-looking statement contained in this document speaks only as of the date on which the statement is made. We undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

On May 31, 2007, we announced that we have completed patient treatment in the second phase of the trial, examining the effectiveness of C1-INH in preventing inflammatory attacks in more severely affected HAE patients and on September 10, 2007 we announced positive results from our Phase III clinical trial of C1-INH for the prophylactic treatment of HAE. In the prophylactic trial, the protocol-defined primary endpoint was achieved, showing a clinically and statistically significant reduction in the number of HAE attacks. In the 24 week, double-blind, placebo controlled study, a total of 24 patients were randomly assigned to one of two treatment groups: twelve weeks of C1-INH treatment followed by 12 weeks of placebo or 12 weeks of placebo treatment followed by 12 weeks of C1-INH. Patients received twice-weekly doses of C1-INH or placebo. The primary endpoint was met with a 53% reduction in the number of attacks in the C1-INH group (p<0.0001). Secondary endpoints in the study also showed highly significant differences in favor of C1-INH, including a 66% reduction in days of swelling (p<0.0001) and decreases in the average severity of attacks (p=0.0008) and average duration of attacks (p=0.0004). Based on the positive results of this study, we amended our BLA filing with the FDA on October 30, 2007.

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

From July 21, 2003 (inception) through September 30, 2007, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial biopharmaceutical products, and do not expect to have a commercially available product by the end of our 2007 fiscal year. Commercialization of our product candidates is subject to FDA approval.

To date the Company has not generated revenues or profits from inception. Therefore, management of cash flow is extremely important. The most significant use of our cash is for research and development activities, which include clinical trials and regulatory clearance. During the three and nine months ended September 30, 2007, our research and development expenses were $4,459,734 and $11,773,103, respectively.

2006 Financing

On October 16, 2006 and October 20, 2006, we closed on the sale of an aggregate of 32,307,693 shares of our common stock and warrants to purchase up to an aggregate of 9,692,308 shares of common stock for aggregate proceeds of $21.0 million to certain institutions and accredited investors. The warrants are exercisable at any time until five years from the initial closing date at a price of $0.84 per share. We have been using the net proceeds of the private placement of approximately $19.6 million for continued funding of our clinical trials, commercial development, additional research and development efforts, and general working capital purposes. These securities were sold under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated thereunder, on a private placement basis, to institutional and accredited investors. We paid approximately $1.4 million in total commissions and expenses to broker-dealers engaged to assist us in the financing and also issued warrants to purchase up to 1,897,057 shares of common stock as additional compensation to the broker-dealers, which warrants were issued on substantially similar terms as the investor warrants.

2007 Financings

Equity

On August 17, 2007, we closed on a registered direct sale of an aggregate of 23,333,333 shares of our common stock and warrants to purchase up to an aggregate of 4,666,667 shares of our common stock for aggregate proceeds of $35.0 million to certain institutions. The warrants are exercisable at any time until five years from the closing date at a price of $1.86. We have been using the net proceeds of the private placement of approximately $32.4 million for continued funding of our clinical trials, additional research and development efforts, and general working capital purposes. We paid approximately $2.6 million in total commissions and expenses to investment bankers engaged to assist us in the financing. These securities were sold pursuant to an effective registration statement.

Secured Term Loan

On November 2, 2007, we entered into a Term Loan Agreement and a Pledge and Security Agreement with the lender executing the Loan Agreement and Mast Capital Management, LLC, as agent for the lender. Under this arrangement, the Lender agreed to provide a term loan facility to us in an aggregate amount of up to $20,000,000, subject to the further terms and conditions of the Loan Agreement. The loan proceeds will be used to finance the cost of additional plasma purchases.The loan is secured by a first priority lien on all of our assets. At the initial closing, we received an initial loan of $10,000,000. The loan is for a term of 36 months and matures on November 1, 2010. Interest on the loan accrues at the rate of 13.5% per annum.

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

New Employment Agreements/Arrangements

During the nine months ended September 30, 2007, we entered into amended and restated employment agreements with our Chairman, Judson Cooper and our Chief Executive Officer, Joshua Schein and we hired Dov Elefant as our Corporate Controller pursuant to the terms of an offer letter. The material terms and conditions of these employments arrangements are summarized in Note H to our unaudited condensed consolidated financial statements.

Plan of Operation

Our plan of operation for the next twelve months is to focus primarily on our open-label Phase III clinical trials of our lead product candidate, Cinryze for the acute and prophylactic treatment of HAE and prepare for the commercialization of Cinryze upon approval from the FDA. In addition, we intend to initiate a research program for the development of a genetically engineered or recombinant version of C1-INH as part of a broader program examining the potential of C1-INH in treating cardiovascular disease, including acute myocardial infarction (“AMI”).

Satisfaction of Cash Resources

To date, we have relied solely upon selling equity securities in private placements to generate cash to implement our plan of operations. Based on our current levels of research and development and our business plan, we believe that our existing cash and cash equivalents of $30,005,427 as of September 30, 2007 and borrowings from the term loan will be sufficient to meet our cash requirements for the next twelve months. As described elsewhere herein, on November 2, 2007, we entered into a Term Loan Agreement and a Pledge and Security Agreement with the lender executing the Loan Agreement and Mast Capital Management, LLC, as agent for the lender. Under this arrangement, the Lender agreed to provide a term loan facility to us in an aggregate amount of up to $20,000,000 and at closing, the lender funded the Company $10,000,000.

On May 23, 2007 we filed with the SEC a Registration Statement on Form S-3 under the Securities Act, which was declared effective by the SEC on June 13, 2007. This registration statement allows us, from time to time, to offer and sell shares of common stock, preferred stock, warrants to purchase our securities and/or debt securities, up to a maximum aggregate amount of $70 million of such securities. To date, we have issued 23,333,333 shares of common stock and warrants to purchase 4,666,667 additional shares of common stock under this registration statement and we currently have no firm agreements with any third-parties for the sale of additional securities pursuant to this registration statement.

As we expect that our cash used in operations will increase significantly over the next several years, we may be required to raise additional capital to complete the development and commercialization of our current product candidates. We will pursue equity and/or debt financing alternatives or other financing in order to raise needed funds. To raise additional funds, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. There can be no assurance that additional financing, if at all available, can be obtained on acceptable terms to us. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital we will need to reduce costs and operations substantially.  Further, if expenditures required to achieve our plans are greater than projected we will need to raise a greater amount of funds than currently expected.

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

On October 10, 2007, we entered into an amendment, dated as of September 24, 2007, to our distribution and manufacturing services agreement with Sanquin. Pursuant to this amendment, we agreed with Sanquin on the terms regarding a construction project to scale-up the production facilities of Sanquin to be used for the purpose of meeting our anticipated ongoing requirements for the commercial use of its C1-INH product, proposed to be marketed as Cinryze™. Subject to the terms of the final project plan, we would provide Sanquin with a non-interest bearing loan, up to a maximum amount of €7.5 million (US $10.7 million, based on the exchange rate as of September 30, 2007), to finance the construction project. In addition, Sanquin agreed to manufacture our C1-INH product on a toll-manufacturing basis using blood plasma supplied by us. We agreed to purchase a specified amount of product from Sanquin until the scale up is approved by the appropriate regulatory authorities and also agreed to an annual minimum purchase commitment of product of approximately $21.0 million during the term of the Agreement commencing in the year in which the scale up is approved in the U.S. for commercial production.

As described in greater detail above under the caption “Overview”, on March 14, 2007, we announced positive results from our Phase III clinical trial of C1-INH for the acute treatment of HAE. Based on the positive results of this study, we filed a BLA with the FDA on July 31, 2007. On September 10, 2007 we announced positive results from our Phase III clinical trial of C1-INH for the prophylactic treatment of HAE. Based on the positive results of this study, we amended our BLA filing with the FDA on October 30, 2007.

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

This second development program is focused on the use of C1-INH in treating AMI. Current treatments for AMI, both surgical and pharmaceutical, are directed at restoring blood flow to heart tissue or preventing further obstruction. Despite a widespread appreciation for the role of inflammation in AMI in both the scientific and medical communities, no presently available treatments directly target the mechanisms of inflammation. Based on preliminary animal and clinical data, we believe that C1-INH may be useful as a treatment for AMI. Based on the rights obtained from Sanquin, we intend to initiate a research program for the development of a genetically engineered or recombinant version of C1-INH as part of a broader program examining the potential of C1-INH in treating cardiovascular disease, including AMI, in 2008.

As of September 30, 2007, the Company has inventory of $2,909,056 and advance purchases for inventory included in prepaid expenses of $1,892,755. The Company is preparing for its product launch of Cinryze™ and has been building its inventory. In the event that the FDA rejects the Company’s BLA, we believe we can recover these costs.

The following analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes contained elsewhere in this Form 10-QSB.

Results of Operations

Three Months Ended September 30, 2007 as compared to the Three Months Ended September 30, 2006

We had no revenues during the three months ended September 30, 2007 and 2006 because we do not have any commercial biopharmaceutical products.

Research and development expenses for the three months ended September 30, 2007 and 2006 were $4,459,734 and $1,556,341, respectively. The increase of $2,903,393 was primarily due to expenses relating to the progress of the Phase III clinical trials, purchases of plasma product that were purchased for the open-label clinical trial and regulatory consulting expense.

General and administrative expenses for the three months ended September 30, 2007 and 2006 were $2,978,646 and $999,903, respectively. The increase of $1,978,743 was primarily due to increases in payroll and related benefits, share-based compensation for employee options, marketing and travel.

Interest income for the three months ended September 30, 2007 and 2006 was $242,139 and $19,535, respectively. The increase of $222,604 was attributed to having more cash to invest.

Due to the factors mentioned above, the net loss for the three months ended September 30, 2007 was $7,253,291 or a loss of $0.06 per common share, basic and diluted, as compared to a loss of $2,548,705 for the three months ended September 30, 2006 or a loss of $0.03 per common share, basic and diluted.

Nine Months Ended September 30, 2007 as compared to the Nine Months Ended September 30, 2006

We had no revenues during the nine months ended September 30, 2007 and 2006 because we do not have any commercial biopharmaceutical products.

Research and development expenses for the nine months ended September 30, 2007 and 2006 were $11,773,103 and $3,492,834, respectively. The increase of $8,280,269 was primarily due to expenses relating to the progress of the Phase III clinical trials, purchases of plasma product that were purchased for the open-label clinical trial, laboratory services and regulatory consulting expense.

General and administrative expenses for the nine months ended September 30, 2007 and 2006 were $8,297,525 and $2,863,452, respectively. The increase of $5,434,073 was primarily due to increases in payroll and related benefits, share-based compensation for employee options, marketing, legal expense, rent and travel.

Interest income for the nine months ended September 30, 2007 and 2006 was $578,870 and $98,533, respectively. The increase of $480,337 was attributed to having more cash to invest.

Due to the factors mentioned above, the net loss for the nine months ended September 30, 2007 was $19,624,490 or a loss of $0.17 per common share, basic and diluted, as compared to a loss of $6,285,125 for the nine months ended September 30, 2006 or a loss of $0.08 per common share, basic and diluted.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of $30,005,427 and working capital of $32,037,196. Net cash used in operations was $20,505,699 for the nine months ended September 30, 2007 and was primarily due to our loss of $19,624,490 in addition to purchases of inventory of $2,909,056 and an increase to prepaid expenses and other assets of $1,791,198 primarily for funding of advance purchases for inventory. The operating loss was partially offset by non cash expenses of $3,830,757 primarily related to stock-based compensation related to employee stock options, purchases of C1-INH product and amortization of debt discount. Pursuant to the Sanquin loan agreement, purchases made during our Phase III clinical trials are added to our loan and we are not required to make any principal payments. The loan balance, net of debt discount as of September 30, 2007 was $4,123,718 and will be forgiven when regulatory approval from the FDA is received. If we do not receive regulatory approval, then the loan is repayable on the earlier of January 16, 2014, or the termination of the Agreement. The loan does not bear interest and we impute interest using the effective interest rate method. For the nine months ended September 30, 2007, net cash provided by investing activities was $9,668,987 resulting from the sale of investments of $10,000,000 offset by the purchase of fixed assets for $193,980 and a loan receivable of $137,033. Cash provided by financing activities for the nine months ended September 30, 2007 was $32,954,504 resulting from $32,405,549 of net proceeds from the sale of common stock and warrants and $548,955 resulting from proceeds from the exercise of warrants.

Our capital resources are focused on the clinical development and regulatory approval of C1-INH for the treatment of HAE. To date, we have relied solely upon selling equity securities in private placements to generate cash to implement our plan of operations. Based on our current levels of research and development and our business plan, we believe that our existing cash and cash equivalents of $30,005,427 as of September 30, 2007 plus subsequent borrowings discussed below will be sufficient to meet our cash requirements for the next twelve months. As we expect that our cash used in operations will increase significantly over the next several years, we may be required to raise additional capital to complete the development and commercialization of our current product candidates. We will pursue equity and/or debt financing alternatives or other financing in order to raise needed funds. If we are unsuccessful in raising additional capital we will need to reduce costs and operations substantially.  Our capital resources are focused on the clinical development and regulatory approval of C1-INH for the treatment of HAE.

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

On May 23, 2007, we filed with the SEC a Registration Statement on Form S-3 under the Securities Act, which was declared effective by the SEC on June 13, 2007. This registration statement allows us, from time to time, to offer and sell shares of common stock, preferred stock, warrants to purchase our securities and/or debt securities, up to a maximum aggregate amount of $70 million of such securities. In August 2007, we received net proceeds of $32,405,549 in a private placement, net of issuance costs of $2,594,451 from the sale of 23,333,333 shares of common stock at $1.50 per share and five year warrants to purchase 4,666,667 shares of common stock at an exercise price of 1.86 per share. We currently have no firm agreements with any third-parties for the sale of additional securities pursuant to this registration statement.

On November 2, 2007, we entered into a Term Loan Agreement and a Pledge and Security Agreement with the lender executing the Loan Agreement and Mast Capital Management, LLC, as agent for the lender. Under this arrangement, the Lender agreed to provide a term loan facility to us in an aggregate amount of up to $20,000,000, subject to the further terms and conditions of the Loan Agreement. The loan is secured by a first priority lien on all of our assets. At the initial closing, we received an initial loan of $10,000,000. The loan is for a term of 36 months and matures on November 1, 2010.  Interest on the loan accrues at the rate of 13.5% per annum. We may request additional term loan advances in amounts not less than $1,000,000 each during the twelve month period from the closing date. Our ability to request additional loans is subject to our maintaining (i) a borrowing base in excess of the outstanding aggregate loan amount and (ii) compliance with the covenants and conditions of the loan. The Loan Agreement allows us to prepay the outstanding principal amount and all accrued but unpaid interest, subject to payment of a make-whole premium during the first year following the closing and a prepayment fee thereafter, until May 1, 2010. The Loan Agreement requires compliance with customary covenants and restrictions on our ability to, among other things, dispose of certain assets, engage in certain transactions, incur indebtedness and pay dividends.  The Loan Agreement also provides for customary events of default following which, the Lender may, at its option, accelerate the amounts outstanding under the Loan Agreement. In connection with the Loan Agreement, we issued to the Lender warrants to purchase an aggregate of 900,000 shares of our common stock.  The warrants are for a term of three years and have an exercise price of $1.6576 per share, which is the volume weighted average price per share of our common stock for the thirty trading days immediately preceding the closing.  The warrants were issued in reliance on the Section 4(2) exemption from the registration requirements of the Securities Act of 1933, as amended.  We also entered into a registration rights agreement with the Lender pursuant to which we agreed to file a registration statement with the Securities and Commission covering the resale of the shares of common stock which may be issued upon exercise of the warrants upon the demand of the holders of a majority of the warrants. In consideration for services provided on behalf of the Company in connection with the consummation of the transactions contemplated by the Secured Financing Agreements, the Company agreed to pay a fee of 1% of the amounts borrowed under the Loan Agreement to Mr. Richard Stone, who is the beneficial owner of greater than 5% of the Company’s outstanding common stock.

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

As a development stage enterprise, our primary efforts, to date, have been devoted to conducting research and development, raising capital, forming collaborations and recruiting staff. We have limited capital resources and have an accumulated deficit of $42,812,829 since inception and have had negative cash flows from operations since inception. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights and general and administrative expenses. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses, and we may never achieve profitable operations.

We expect our cash requirements for operating activities will increase due to the following future activities:

•	Conduct commercialization activities in support of our product candidates, including development of market plans and regional sales and marketing capabilities;

•	Conduct clinical programs, including clinical trials to support regulatory submissions of our product candidates;

•	Maintain, protect and expand our intellectual property;

•	Develop expanded internal infrastructure; and

•	Hire additional personnel.

COMMITMENTS AND CONTINGENCIES

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of September 30, 2007.

		Less than	1 - 2	3 - 5	More than
	Total	1 year	years	years	5 years
Office lease	$920,266	$257,111	$198,452	$464,703	$0
CRO contract	888,627	888,627	0	0	0
Executive employment contracts	3,616,250	1,294,103	1,088,173	1,233,974	0
Plasma contract	56,021,670	15,071,857	12,656,250	28,293,563	0
Sanquin upgrade	10,563,474	10,563,474	0	0	0
Sanquin purchases	19,745,036	11,867,002	7,878,034	0	0
Research and development contract	234,000	234,000	0	0	0
Total obligations	$91,989,323	$40,176,174	$21,820,909	$29,992,240	$ 0

Our major contractual obligations relate to our office leases in New York and Pennsylvania, clinical trial costs related to our ongoing open-label trials, research and development, purchase commitments and compensation under employment contracts. We expect to devote substantial resources to continue our research and development efforts, to expand our product pipeline and to support our product candidates as they move forward in the clinical development process.

On March 2, 2005, we entered into a CRO services agreement with INC Research which governs INC Research’s provision of services in connection with the support of clinical investigation and management and/or research of our Phase III clinical trial. We entered into a separate services agreement with INC Research in September 2006 which governs INC Research’s provision of additional services in connection with our Phase III clinical trials and activities related to the commercialization of our product candidates. The services provided by INC Research pursuant to both contractual arrangements are on a work-order basis and we are invoiced on a time and materials basis. We have the right to terminate both agreements, and any pending work-order, with prior notice and without cause. As of September 30, 2007, we have estimated that we will pay INC Research approximately $889,000 for its services under both agreements in 2007. However, due to the variability associated with the conduct of clinical trials, we are unable to estimate with certainty the future costs we will incur under our CRO agreement. We anticipate that these costs will increase significantly above our current estimates if we expand the clinical trials.

During our 2006 fiscal year we entered into employment agreements with our Chief Financial Officer, Douglas J. Beck, and Jason Bablak, who serves as our Vice President, Regulatory Affairs and Product Development. In January 2007, we entered into amended and restated employment agreements with our Chairman, Judson Cooper and our Chief Executive Officer, Joshua Schein. In March 2007 we hired Dov Elefant as our Corporate Controller pursuant to the terms of an offer letter (see Note H to our unaudited condensed consolidated financial statements).

On June 1, 2007 we exercised an option to extend the Sanquin distribution agreement. Our distribution agreement with Sanquin terminates on December 31, 2010, unless extended by us for up to a three-year period or by mutual agreement of the parties prior to its expiration.

On October 10, 2007, we entered into an amendment, dated as of September 24, 2007, to our Distribution and Manufacturing Services Agreement with Sanquin. Pursuant to the amendment, we agreed with Sanquin on the terms of a construction project to scale-up the production facilities of Sanquin to be used for the purpose of meeting our anticipated ongoing requirements for the commercial use of our C1-INH product to be marketed as Cinryze™. Pursuant to the terms and conditions of the amendment, we will develop a project plan for the construction to the production facilities with Sanquin. Subject to the terms of the final project plan, we would provide Sanquin with a non-interest bearing loan, up to a maximum amount of €7.5 million (US $10.7 million, based on the exchange rate as of September 30, 2007), to finance the construction project. This loan will be due July 1, 2014 and Sanquin agreed to repay the principal amount of the loan by providing us with a discount to the per unit purchase price of Cinryze.

Pursuant to the amendment, Sanquin shall manufacture C1-INH product for us on a toll-manufacturing basis using blood plasma supplied by us. We agreed to purchase a specified amount of such product from Sanquin totaling approximately $19.7 million until the scale up is approved by the appropriate regulatory authorities, which we expect to occur during the middle of 2009. In addition, we agreed to an annual minimum purchase commitment of product of approximately $21.0 million during the term of the Agreement commencing in the year in which the scale up is approved in the U.S. for commercial production. We agreed to negotiate in good faith to modify these requirements in the event that regulatory approval for commercial release of the Cinryze in the U.S. does not occur by the end of March 31, 2008. Our contractual purchase commitments are subject to annual adjustments based on market conditions and do not include the cost of storage, handling and testing services that Sanquin will provide for us.

On July 19, 2007, we entered into an agreement, dated as of July 12, 2007, for the purchase and sale of plasma with DCI Management Group, LLC (the “DCI Agreement”) pursuant to which we will purchase quantities of U.S. Source Plasma to be utilized in the production of product under our Distribution and Manufacturing Services Agreement with Sanquin. Under the DCI Agreement, the supplier agreed to sell us specified annual quantities of plasma in accordance with applicable good manufacturing practices. We committed to purchase $9,300,000 worth of product during the remainder of 2007 and $13,950,000 worth of product during 2008. Thereafter we expect our annual purchase commitment to be $11,625,000 for the balance of the term of the DCI Agreement. Our contractual purchase commitments are subject to annual percentage increases based on market conditions. We anticipate our total commitment under this DCI Agreement to be approximately $61 million. As of September 30, 2007 we purchased approximately $4.7 million of plasma.

In connection with the license agreement with Sanquin for the treatment of AMI we are required to create a comprehensive research plan for the commercial exploitation of the licensed technology. We continue to work with Sanquin on the design of the research plan. We committed a minimum of $125,000 per annum during the first three years following the execution of the license agreement toward research on the licensed technology conducted by Sanquin and by other parties. To date, we have funded approximately $141,000 to third parties engaged in this research. We also have an obligation to pay Sanquin royalties on sales of products incorporating the technology.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of September 30, 2007 with the exception of the leases of our office space and copiers.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 6, “Management’s Discussion and Analysis or Plan of Operation”, included in our 10-KSB for the fiscal year ended December 31, 2006, except as follows:

FIN 48 - We account for uncertain tax positions in accordance with FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations. See Note G to the unaudited condensed consolidated financial statements.

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

Changes in Internal Controls

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2007, we did not issue any securities that were not registered under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith

4.1	Form of Note issued to Lender				X

4.2	Form of Warrant issued to Lender				X

10.1*	Agreement for Purchase and Sale of Plasma entered into on July 19, 2007	8-K	7/25/07	10.1

10.2*	Amendment to Distribution and Manufacturing Services Agreement with Sanquin Blood Supply Foundation, dated as of September 24, 2007				X

10.3	Term Loan Agreement dated as of November 2, 2007, by and among the Company, the Lender and Mast Capital Management, LLC				X

10.4	Pledge and Security Agreement dated as of November 2, 2007, by and between the Company and Mast Capital Management, LLC				X

10.5	Registration Rights Agreement dated as of November 2, 2007, by and among the Company and the Lender				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

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

Lev Pharmaceuticals, Inc.

November 14, 2007	By:	/s/ Joshua D. Schein
Joshua D. Schein, Ph. D. Chief Executive Officer

November 14, 2007	By:	/s/ Douglas J. Beck
Douglas J. Beck Chief Financial Officer