Form 10-Q
period 2008-03-31
Lev Pharmaceuticals Inc
filed 2008-04-30
CIK 1144062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act (check one):Yes ☐ No ☑

As of April 17, 2008, the issuer had 142,329,157 shares of common stock outstanding.

Lev Pharmaceuticals, Inc.

Index to Form 10-Q

		Page
Part I.	Financial Information	3

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2008 and March 31, 2007 and for the Period from July 21, 2003 (Inception) to March 31, 2008	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2008 and March 31, 2007 and for the Period from July 21, 2003 (Inception) to March 31, 2008	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

Part II.	Other Information	27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Submission of Matters to a Vote of Security Holders	44

Item 5.	Other Information	44

Item 6.	Exhibits	45

	Signatures	45

LEV PHARMACEUTICALS , INC. AND SUBSIDIARY
(a development stage enterprise)

Condensed Consolidated Balance Sheets

	March 31, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$13,241,427	$21,910,084
Inventory	16,237,279	10,645,129
Prepaid expenses	1,241,151	2,809,253
Other assets	6,635	5,695
Total current assets	30,726,492	35,370,161

Fixed assets, net of accumulated depreciation	253,767	272,401
Loan receivable	3,663,179	3,414,755
Debt issuance costs	180,414	197,873
Other assets	93,335	93,335
Total assets	$34,917,187	$39,348,525

LIABILITIES
Current liabilities:
Accounts payable	$1,652,066	$1,997,263
Accrued expenses	2,832,623	1,684,045
Total current liabilities	4,484,689	3,681,308

Loan payable, net of debt discount	4,899,592	4,381,092
Term loan payable, net of debt discount	9,629,780	9,185,454
Deferred lease liability	16,660	16,423
Total liabilities	19,030,721	17,264,277

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 20,000,000 authorized, no shares issued and outstanding
Common stock - $0.01 par value, 200,000,000 shares authorized, 142,329,157 and 141,750,203 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	1,423,292	1,417,502
Additional paid-in capital	74,527,650	71,936,511
Deficit accumulated during the development stage	(60,064,476)	(51,269,765)
Total stockholders' equity	15,886,466	22,084,248
Total liabilities and stockholders’ equity	$34,917,187	$39,348,525

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Period From July 21,2003 (Inception) to March 31,
	2008	2007	2008
Costs and expenses:
Research and development	$2,818,509	$3,223,397	$28,868,040
Merger costs			283,732
General and administrative	5,353,898	2,421,693	30,785,953
Loss before other (expense)/income	(8,172,407)	(5,645,090)	(59,937,725)

Other (expense)/income:
Interest income	143,234	197,791	1,570,855
Interest expense	(525,311)	(30,774)	(1,077,858)
Foreign exchange loss	(240,227)		(249,693)
Net loss	$(8,794,711)	$(5,478,073)	$(59,694,421)

Net loss per share-basic and diluted	$(0.06)	$(0.05)
Weighted average shares-basic and diluted	138,153,694	114,046,749

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,		July 21, 2003 (Inception) to March 31,
Cash flows from operating activities:	2008	2007	2008
Net loss	$(8,794,711)	$(5,478,073)	$(59,694,421)
Adjustments to reconcile net loss to net cash used
in operating activities:
Compensation to consultants from issuance of
warrants and common stock			2,209,177
Repricing of options and warrants			1,455,269
Option and warrants modification resulting from merger			75,201
Stock issued for services			78,750
Depreciation expense	20,418	11,506	109,817
Amortization of debt discount, loan payable	63,525	30,739	318,231
Amortization of debt discount and debt issuance costs,
term loan payable	108,963		181,604
Accrued interest on term loan	352,823		575,294
Foreign exchange loss	240,227		249,693
Stock compensation to employees	566,379	426,638	3,340,266
Stock compensation for unvested restricted stock	1,527,500		1,712,143
Accretion of investment income			(12,610)
Gain on sale of investments			(155)
Supplier purchase funding		640,222	3,372,671
Foreign exchange loss on research and development		49,096	753,715
Deferred lease liability	237	15,714	16,660
Changes in:
Inventory	(5,592,150)		(16,237,279)
Prepaid expenses and other assets	1,567,162	(28,238)	(1,340,616)
Accounts payable	(345,197)	(116,840)	1,652,066
Accrued expenses	1,114,901	(404,803)	2,798,946
Income taxes liability			(64,463)
Net cash used in operating activities	(9,169,923)	(4,854,039)	(58,450,041)
Cash flows from investing activities:
Purchase of fixed assets	(1,784)	(57,360)	(363,584)
Loan receivable			(3,424,221)
Proceeds from the sale of investments			12,500,000
Purchase of investments			(12,487,235)
Net cash used in investing activities	(1,784)	(57,360)	(3,775,040)
Cash flows from financing activities:
Proceeds from stock subscription receivable			130
Proceeds from notes payable to stockholder			18,000
Proceeds from term loan payable			10,000,000
Payment of debt issuance costs			(209,513)
Repayment of notes payable to stockholder			(18,000)
Net proceeds from sale of common stock and warrants			64,623,886
Proceeds from exercise of warrants	503,050	105,523	1,052,005
Net cash provided by financing activities	503,050	105,523	75,466,508

Net (decrease) increase in cash and cash equivalents	(8,668,657)	(4,805,876)	13,241,427
Cash and cash equivalents - beginning of period	21,910,084	7,887,635
Cash and cash equivalents – end of period	$13,241,427	$3,081,759	$13,241,427

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE A - ORGANIZATION AND BUSINESS

Lev Pharmaceuticals, Inc. (the “Company”) was incorporated on September 18, 1985 in the state of Nevada as Fun City Popcorn, Inc., (“FCP”).

On November 5, 2004, FCP entered into an agreement and plan of merger (the "Agreement") with Lev Development Corp., formerly known as Lev Pharmaceuticals, Inc. ("Lev"), which was incorporated on July 21, 2003 in the State of Delaware. At the time of this transaction, FCP was a non-operating public company. Lev is a development stage company which is engaged in developing and commercializing therapeutic products for the treatment of inflammatory diseases. On December 29, 2004, the merger closed and pursuant to the Agreement, FCP acquired 100% of the outstanding capital stock of Lev through its subsidiary Lev Acquisition Corp. ("LAC"). In connection with the merger, FCP subsequently changed its name to Lev Pharmaceuticals, Inc. and increased its authorized common stock to 200,000,000 shares and its authorized preferred stock to 20,000,000 shares. Under terms of the Agreement, the stockholders of Lev exchanged all of their issued and outstanding shares of common stock for 5,029,795 shares of FCP common stock, and 4,789,433 shares of Series A voting convertible preferred stock (the "Exchange"). Each Series A voting convertible preferred share was converted automatically into 13.940668 shares of FCP common stock (an aggregate of 66,767,994 common shares). The 71,797,789 shares of common stock represented approximately 94.10% of the ownership interests in FCP following the merger. In addition, 4,505,530 shares of common stock of FCP were deemed issued and outstanding in connection with the Exchange. In addition, all of the outstanding Lev options and warrants immediately prior to the merger were exchanged for 2,854,900 FCP options and 301,668 FCP warrants. The Exchange, which resulted in the stockholders of Lev having control of FCP, represents a recapitalization of FCP, or a "reverse merger" rather than a business combination. In connection therewith, FCP's historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by FCP in the Exchange while Lev's historical accumulated deficit was carried forward. The statement of operations reflects the activities of Lev from the commencement of its operations on July 21, 2003. In connection with the Agreement, Lev agreed to acquire FCP for $350,000. In December 2004, Lev paid certain FCP stockholders $283,732 which represents the acquisition price of $350,000 less the assumption of a tax liability of $66,268. In connection with the Exchange, the exercise price of the outstanding warrants and options remained the same. The Company recorded a charge of approximately $75,000 for the change in value of the Company’s outstanding options and warrants as of December 29, 2004 as a result of the increase in the number of common shares into which these equity instruments are exercisable based on the exchange ratio used in the merger, since the aggregate intrinsic value of the warrants and options after the Exchange is greater than before. The Black-Scholes option-pricing model was used to calculate the value of certain options and warrants and the related charge based upon the following weighted average assumptions to determine fair value; risk-free interest rate of 3.58%; expected life of 5 years; dividend yield of 0% and expected volatility of 70%.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of Presentation:

The unaudited condensed consolidated financial statements include the accounts of Lev Pharmaceuticals, Inc. and its wholly-owned subsidiary Lev Development Corp. All significant intercompany transactions and balances have been eliminated in consolidation. There has been no revenue generated from sales, license fees or royalties. There have been sales of residual plasma during the fourth quarter of 2007; however, the Company does not deem this to be its principal operation. The proceeds have been recorded as a reduction to research and development expense and inventory. The Company's financial statements are presented as statements of a development stage enterprise.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[1] Basis of Presentation (continued):

The Company has prepared its financial statements under the assumption that it is a going concern. As a development stage enterprise, the Company's primary efforts are devoted to conducting research and development for the treatment of inflammatory diseases. As the Company has limited capital resources and has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future, the Company raised capital from the sales of its securities and debt to sustain operations. As of March 31, 2008, the Company had approximately $13.2 million in cash and cash equivalents. In August 2007, the Company raised net proceeds of approximately $32.4 million in a registered direct sale of its securities and in November 2007, we entered into a secured loan facility for a term loan of up to $20.0 million and received an initial loan of $10.0 million on the closing date (see Note G). Pursuant to this facility, we have the option to request additional borrowings of a maximum of $10.0 million for the twelve months following the closing date subject to the terms of the loan. We have cash commitments of $45.1 million over the next twelve months. We expect that our cash used in operations will increase significantly over the next several years and we may be required to raise additional capital to complete the development and commercialization of our current product candidates. Management believes that cash and cash equivalents on hand as of March 31, 2008 and proceeds from the sale of residual plasma should be sufficient to fund operations into the third quarter of 2008. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company does not have any commercial products available for sale and has not generated significant revenues and there is no assurance that if approval of their products is received that the Company will be able to generate cash flow to fund operations. We may pursue equity or debt financing alternatives or other financing in order to raise additional funds; however, we do not have any commitments or definitive or binding arrangements for such funds. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company. If we are unsuccessful in raising additional capital we will need to reduce costs and operations substantially. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's research and development will be successfully completed or that any product will be approved or commercially viable. The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with the Unites States Food and Drug Administration (“FDA”) and other governmental regulations and approval requirements.

 [2] Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include valuation of warrants issued in connection with the term loan, imputed interest rate on loan payable and assumptions used in the fair value of stock-based compensation.

[3] Stock-based compensation:

During the three months ended March 31, 2008 and 2007, the Company recorded $566,379 and $426,638 of stock-based employee compensation expense, respectively.

For purposes of the disclosure and for purposes of determining estimated fair value under SFAS No.123(R), the Company has computed the estimated fair values of all stock-based compensation using the Black-Scholes option-pricing model and has applied the assumptions set forth in the following table. The Company calculated expected volatility based upon historical volatility of the Company’s common stock. The aggregate and per share fair value of options granted during the three months ended March 31, 2007 was approximately $6,372,000 or $1.45. No options were granted during the three months ended March 31, 2008. The following table illustrates the assumptions used in the Company’s Black-Scholes option pricing model to determine the stock option expense for the three months ended March 31, 2008 and 2007.

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

	Risk Free Interest Rate	Dividend Yield	Volatility Factor		Estimated Life (Years) (1)
For the three months ended March 31, 2007	4.48% - 4.80%	0%	125.3% - 130.6%	%	5.02

(1) Represents the period of time options are expected to remain outstanding. As the Company has so far only awarded “plain vanilla options” as described by the SEC’s Staff Accounting Bulletin No. 107 (SAB 107), the Company used the “simplified method” for determining the expected life of the options granted. Originally, under SAB 107, this method was allowed until December 31, 2007. However, on December 21, 2007, the SEC issued Staff Accounting Bulletin No. 110 (SAB 110), which will allow a Company to continue to use the “simplified method” under certain circumstances, which the Company will continue to use as the Company does not have sufficient, historical data to estimate the expected term of share based awards.

Plan options

A summary of option activity under the Plan as of March 31, 2008 and changes during the three month period then ended is presented below.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2007	9,984,900	$1.00
Forfeited	(5,000)	1.75
Outstanding, March 31, 2008	9,979,900	$1.00	7.54	$2,254,240
Vested and expected to vest, March 31, 2008	9,979,900	$1.00	7.54	$2,254,240
Exercisable shares as of March 31, 2008	5,536,151	$0.66	7.16	$2,032,240

As of March 31, 2008, there was $4,838,738 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Plan. This expense is expected to be recognized over a weighted-average period of 30 months.

Out of Plan options

A summary of option activity outside the Plan as of March 31, 2008 and changes during the three month period then ended is presented below.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2007	1,815,273	$1.82
Outstanding, March 31, 2008	1,815,273	$1.82	6.62	$0
Vested and expected to vest, March 31, 2008	1,815,273	$1.82	6.62	$0
Exercisable shares as of March 31, 2008	50,000	$1.76	6.61	$0

As of March 31, 2008, there was $2,086,829 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted out of Plan. This expense is expected to be recognized over a weighted-average period of 31 months. The beginning balance has been adjusted to reflect an option grant that was recorded as of December 31, 2007 prior to the completion of negotiations and final settlement of its terms, the effect of which is immaterial.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[4] Net loss per share:

Basic net loss per share is computed on the basis of net loss for the period divided by the weighted average number of shares of common stock outstanding during the period, excluding unvested restricted stock. There were potentially dilutive common shares of 35,605,390 and 25,125,872 as of March 31, 2008 and 2007, respectively related to stock options, warrants and unvested restricted stock for 2008, which were excluded from the diluted loss per share calculation since their effect would have been anti-dilutive.

[5] Inventory:

Inventory is stated at the lower of cost or market using the first-in first-out method. Inventory consists of the following:

	March 31, 2008 (Unaudited)	December 31, 2007
Raw materials	$12,163,081	$9,680,317
Work-in-process	4,074,198	964,812
Total	$16,237,279	$10,645,129

[6] Sale of residual plasma:

Sales of residual plasma resulting from the manufacturing process of our product is treated as a cost-recovery at the time of the delivery as a reduction to research and development expense and inventory. The Company does not deem these sales to be its principal operation.

[7] Fair Value Measurements:

On January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). The Statement provides guidance for using fair value to measure assets and liabilities.  This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The Statement does not expand the use of fair value in any new circumstances.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements.

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 did not have a material impact on our consolidated financial position, results of operations, and cash flows.

[8] New Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations" and SFAS No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulleting No. 51." SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interest and classified as a component of equity. SFAS 141R and SFAS 160 are effective beginning the first fiscal quarter of 2009. Early adoption is not permitted. The Company does not expect the adoption of either SFAS 141R or SFAS 160 will have a material impact on its statements of financial position, results of operations and cash flows. The guidance in these pronouncements will be effective for any acquisitions closed by the Company subsequent to adoption.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE C - PREPAID EXPENSES

Prepaid expenses consist of the following:

	March 31, 2008 (Unaudited)	December 31, 2007
Advance for plasma purchases	$820,044	$2,339,674
Prepaid insurance	369,131	451,499
Prepaid other	51,976	18,080
Total	$1,241,151	$2,809,253

NOTE D - FIXED ASSETS

Fixed assets, at cost, consist of the following:

	March 31, 2008 (Unaudited)	December 31, 2007
Office equipment	$276,741	$274,957
Lab equipment	11,645	11,645
Other	75,198	75,198
Total	363,584	361,800
Accumulated depreciation	(109,817)	(89,399)
	$253,767	$272,401

The Company recorded depreciation expense of $20,418 and $11,506 for the three months ended March 31, 2008 and 2007.

NOTE E - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2008 (Unaudited)	December 31, 2007
Research and development - sponsored research	$234,000	$234,000
Research and development – clinical	1,051,434	335,485
Research and development – other	202,502
Research and development - payroll	45,860	24,604
General and administrative – professional fees	91,200	179,000
General and administrative – payroll	457,695	326,333
General and administrative – other	67,613	78,887
Sanquin facility upgrade	347,772	324,187
Other	334,547	181,549
Total	$2,832,623	$1,684,045

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE F – SANQUIN BLOOD SUPPLY FOUNDATION

[1] Loan payable

The Company purchased its C1-INH product from the Sanquin Blood Supply Foundation (“Sanquin”). Under the agreement with Sanquin, Sanquin provided loans to the Company for the value of C1-INH purchased for clinical trials. The loans are subject to a purchase money security interest. Upon regulatory approval, Sanquin will forgive each loan and release all security interests. If regulatory approval is not obtained, then each loan is payable on the earlier of January 16, 2014 or the termination of the agreement. The principal loan balance outstanding as of March 31, 2008 and December 31, 2007 was $4,899,592 net of debt discount of $1,809,321 and $4,381,092 net of debt discount of $1,872,846, respectively. This debt discount relates to interest imputed on the original loan balance as it is non-interest bearing and was recorded as a reduction to product costs that were included as research and development expense. We fulfilled the loan purchase commitment in August 2007 at which time the aggregate loan amount became fixed, subject to foreign exchange fluctuations. The loans are payable in Euros and any currency differences were recorded in our unaudited condensed consolidated statement of operations as a research and development expense and in 2008 are recorded as a foreign exchange gain or loss. The Company has recorded interest expense using the effective interest rate method. Interest rates range from 4.31% to 7.66%. For the three months ended March 31, 2008 and 2007, interest expense was $63,525 and $30,739, respectively. The amount included in research and development expense for product cost for the three months ended March 31, 2007 were $640,222 and the amount included as a foreign exchange loss for the three months ended March 31, 2008 was $454,975.

[2] Distribution and manufacturing services agreement and Loan Receivable

In January 2004, the Company and Sanquin entered into a distribution and manufacturing services agreement (the “Distribution Agreement”) under which Sanquin agreed to manufacture and supply agreed-upon quantities of the product to the Company, as soon as Sanquin obtained an export license during 2005, for an agreed-upon minimum price, which is subject to change. In connection with quantities supplied for the clinical trial prior to regulatory approval, Sanquin has provided loans to the Company as discussed in [1] above. Sanquin also granted to the Company the exclusive right to distribute, market and sell the product in the U.S. and certain other countries, upon receiving regulatory approval to do so in each respective country.

On June 1, 2007 the Company exercised an option to extend the Sanquin distribution agreement. Our distribution agreement with Sanquin terminates on December 31, 2010, unless extended by us for up to a three-year period or by mutual agreement of the parties prior to its expiration.

On October 10, 2007, the Company entered into an amendment, dated as of September 24, 2007, to the Distribution Agreement. Pursuant to the amendment, the Company agreed on terms of a construction project to scale-up the production facilities of Sanquin to be used for the purpose of meeting the Company’s anticipated ongoing requirements for the commercial use of the C1-INH product to be marketed as Cinryze™. Pursuant to the terms and conditions of the amendment, the Company is developing a project plan for the construction of additional production facilities with Sanquin. Subject to the terms of the final project plan, the Company will provide Sanquin with a non-interest bearing loan, up to a maximum amount of €7.5 million (approximately US $11.9 million, based on the exchange rate as of March 31, 2008), to finance the construction project. This loan will be due July 1, 2014 and Sanquin agreed to repay the principal amount of the loan by providing us with a discount to the per unit purchase price of Cinryze™. The loan receivable balance outstanding as of March 31, 2008 and December 31, 2007 was $3,663,179 and $3,414,755 and the fair value of the loan was $3,425,411 and $3,064,186, respectively. In accordance with APB No. 21, Interest on Receivables and Payables, the Company did not impute interest since the loan does not require repayment in the future, but rather will be applied to the purchase price of Cinryze™. The estimated fair value of the loan receivable as of March 31, 2008 and December 31, 2007 are based on the present value of the cash flows discounted at a rate 3.7% and 5.5%, respectively, that approximates current market returns. In addition, in the event the agreement is terminated before July 1, 2014 because of a default by the Company or if by such date the volume of product the Company ordered is less than the required volume for Sanquin to repay the loan, then the Company shall waive the then outstanding balance of the loan.

Pursuant to the amendment, Sanquin shall manufacture C1-INH product for the Company on a toll-manufacturing basis using blood plasma supplied by the Company. The Company agreed to purchase a specified amount of such product from Sanquin totaling approximately $20.5 million until the scale up is approved by the appropriate regulatory authorities, which we expect to occur during 2009. In addition, the Company agreed to an annual minimum purchase commitment of product of approximately $23.3 million during the term of the Agreement commencing in the year in which the scale up is approved in the U.S. for commercial production. The Company and Sanquin agreed to negotiate in good faith to modify these requirements in the event that regulatory approval for commercial release of Cinryze™ in the U.S. does not occur by March 31, 2008. As the Company has not received regulatory approval for Cinryze™ as of such date, the Company has been in discussions with Sanquin regarding these requirements. However, no assurances can be given that we will ultimately enter into a modification agreement, or similar arrangement with Sanquin to modify our commitments under this Agreement. In such an event, the Company’s liabilities to Sanquin would be subject to the current terms of the Agreement. The Company’s contractual purchase commitments are subject to annual adjustments based on market conditions and do not include the cost of storage, handling and testing services that Sanquin will provide.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE G – TERM LOAN PAYABLE

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

Under the Loan Agreement, the Lender agreed to provide a term loan facility to the Company in an aggregate amount of up to $20,000,000. The loan is secured by a first priority lien on all of the Company’s assets. Pursuant to the terms and conditions of the Secured Financing Agreements, at the initial closing the Company received an initial loan of $10,000,000. Subsequent term loan advances may be requested by the Company in amounts not less than $1,000,000 each during the twelve month period from the closing date. The Company’s ability to request additional loans is subject to the Company maintaining (i) a borrowing base in excess of the outstanding aggregate loan amount and (ii) compliance with the covenants and conditions of the loan. The loan is for a term of 36 months and matures on November 1, 2010.  Interest on the loan accrues at the rate of 13.5% per annum and has an effective interest rate of 26.6%. As of March 31, 2008, the principal balance of the loan outstanding was $10,000,000 with accrued interest owed of $575,294 net of debt discount of $945,514. As of December 31, 2007, the principal balance of the loan outstanding was $10,000,000 with accrued interest owed of $222,471 net of debt discount of $1,037,017. Commencing November 1, 2008, the Company must pay minimum cash interest payments of 10.5% and an additional 3% accrues through the term of the loan.

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
NOTE H - INCOME TAXES

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

NOTE I - EMPLOYMENT AGREEMENTS

On January 23, 2007, the Company entered into an amended and restated employment agreement with each of its Chief Executive Officer, Dr. Joshua D. Schein, and its Executive Vice President and Chairman, Mr. Judson Cooper. Both employment agreements are effective as of January 17, 2007. Under the employment agreements, the Executives will be entitled to a base salary of $425,000 beginning as of January 1, 2007. In addition, the Executives are entitled to a bonus as defined in the employment agreements. The Executives were each granted options to purchase 1,600,000 shares of the Company common stock, which options expire ten years from the date of grant and which are exercisable at an exercise price of $1.60, which was equal to the closing price of its common stock on the date of grant (January 17, 2007). The options vest in equal annual installments of 25% of the total option amount until vested in full, subject to the terms and conditions of the Company’s 2004 Omnibus Incentive Compensation Plan. In the event of the termination of employment by the Company without “cause” or by an Executive for “good reason,” there is a lump sum settlement payable as defined in the employment agreements. There is a provision for payment of additional benefits in the event of a change of control.

On December 20, 2007, the Company entered into a second amended and restated employment agreement with each of its Chief Executive Officer, Dr. Joshua D. Schein, and its Executive Vice President and Chairman, Mr. Judson Cooper. In addition to the execution of the amended and restated employment agreements, on December 20, 2007, we also awarded each of the Executives a cash bonus for the 2007 fiscal year of $425,000, which was approved by our Compensation Committee. The amended and restated employment agreements are for an initial term expiring December 31, 2012 and at the end of the initial term renew automatically for additional one year terms unless sooner terminated or not renewed. Under the employment agreements, the Executives will continue to receive a base salary of $425,000; provided, however, that the base salary shall increase to $500,000 effective upon the date on which the FDA approves our biologics license application for its lead product candidate (the “Approval Date”). In addition, the base salary shall increase at the end of each year of service (commencing at the end of 2007) by the greater of (i) 4% or (ii) a percentage equal to the increase, if any, in the United States Department of Labor Consumer Price Index (or comparable index, if available) for the New York metropolitan area over the previous 12 months. Commencing in the year in which the Approval Date occurs, the Executives will be entitled to a bonus opportunity within the target range of 75% to 200% of base salary, based on satisfaction of performance targets to be determined by the Compensation Committee. In addition, we granted 2,000,000 shares of restricted common stock to each of the Executives with the following vesting schedule: 50% of the restricted stock shall vest and the restrictions thereon shall lapse on the Approval Date and thereafter 25% of the restricted stock shall vest and the restrictions thereon shall lapse on each of the first and second anniversaries of the Approval Date. The Company has determined that it is probable as of March 31, 2008 and December 31, 2007 that the restricted shares will vest. The Company cannot provide any assurances as to when it may receive FDA approval and in the event that FDA approval is not obtained by such date, the Company will revise its estimates regarding these awards. Therefore, the Company recorded compensation expense of $184,643 for the period December 20, 2007 to December 31, 2007 and $1,527,500 in the first quarter of 2008 based upon the value of the common stock amortized through the estimated Approval Date.

Effective March 16, 2007, the Company entered into an employment relationship with Mr. Dov S. Elefant for Mr. Elefant to serve as its Corporate Controller. Pursuant to the terms of an offer letter executed by the Company and Mr. Elefant, Mr. Elefant will serve as Corporate Controller on an at-will basis and earn an annual salary at the rate of $195,000. Mr. Elefant will be eligible for an annual bonus of $20,000 at the discretion of the compensation committee of the Board. In the event Mr.Elefant’s employment is terminated by the Company without cause within three years of his start date, the Company will pay him a severance payment of six months of his then-current base salary. In addition, pursuant to the Company’s 2004 Omnibus Incentive Compensation Plan and subject to the terms and conditions therein, on March 19, 2007, the Company granted Mr. Elefant options to purchase 200,000 shares of the common stock, which options are exercisable for a period of seven years at a per share price of $1.75 and which options vest over a three year period, with 1/3 of the option award vesting on the one-year anniversary of the date of grant and the balance vesting in equal monthly installments of 1/24 of the remaining option award over the following 24 months.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE J - PLASMA SUPPLY AGREEMENT

On July 19, 2007, the Company entered into an agreement, for the purchase and sale of plasma with DCI Management Group, LLC (the “DCI Agreement”) pursuant to which the Company will purchase certain quantities of U.S. Source Plasma to be utilized in the production of product under our Distribution and Manufacturing Services Agreement with Sanquin. Under the DCI Agreement, the supplier agreed to sell us specified annual quantities of plasma, in accordance with applicable good manufacturing practices. In 2007, the Company purchased approximately $13.5 million of plasma under this agreement. The Company is committed to purchase $13,950,000 worth of product during 2008 and has purchased approximately $3.7 million during the first quarter of 2008. Thereafter the Company expects its annual purchase commitment to be between $12.2 million and $12.9 million for the balance of the term of the DCI Agreement. The Company’s contractual purchase commitments are subject to annual percentage increases based on market conditions. The Company anticipates its total remaining commitment under this DCI Agreement to be approximately $47.9 million.

The DCI Agreement expires December 31, 2011, unless sooner terminated in accordance with its terms. Either party may terminate the DCI Agreement upon written notice if the other party is in material breach of any provision thereof, subject to applicable cure periods. Subject to the supplier’s ability to mitigate damages, in the event the Company is in default of its payment obligation under the contract, the Company will be liable to purchase the minimum quantities of plasma specified under the contract for the balance of the term. The Company has the right, however, to terminate the contract if by December 31, 2008 the Company does not obtain regulatory approval for the commercialization of its lead product candidate or is not able to secure adequate financial arrangements to cover our obligations with respect to the initial purchase commitments under the DCI Agreement. In either such event, the Company will be obligated to complete the purchase of 80% of the initial minimum purchase commitment, subject to the supplier’s ability to mitigate damages. Upon expiration of the DCI Agreement, or in the event the DCI Agreement is terminated for reasons other than as set forth above, the Company will be obligated to make a final purchase of plasma in the quantity specified in the DCI Agreement.

NOTE K - LEGAL

The Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not presently a party to any proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on our business, results of operations or financial condition.

NOTE L - SUBSEQUENT EVENTS

Plasma Supply Arrangement

On April 9, 2008, the Company entered into an agreement (the “Purchase Agreement”) with Plasma Centers of America, LLC (the “Seller”) pursuant to which the Company and the Seller will, subject to the terms and conditions of the Purchase Agreement, consummate the following transactions: (1) the acquisition by the Company of a maximum of three plasma collection centers, assuming the satisfaction of certain performance targets by Seller; (2) construction of three new plasma collection centers (the “New Centers”) by Seller; and (3) purchase by the Company of Source Plasma from each new collection center in accordance with the terms of the Purchase Agreement. Pursuant to the Purchase Agreement, Seller shall construct and operate the three New Centers in accordance with the schedule agreed upon by the parties. In connection with Seller’s obligations, the Company will make certain performance payments to Seller upon their achievement of agreed upon milestones relating to the construction and operation of each New Center. Further, during the period commencing on each  New Center opening date and until the first to occur of the twelve month anniversary of such date, the closing date of the Company’s acquisition of such New Center or the election by the parties not to sell a qualified New Center, Seller shall exclusively sell the Plasma generated at the New Centers to the Company. The Purchase Agreement also provides that upon the achievement by Seller of the following operating benchmarks, the Seller shall have the right to cause the Company to acquire one or more New Centers: (a) Seller secures all regulatory approvals for each New Center with an agreed upon time frame and (b) Seller achieves and maintains an agreed-upon average collection level of plasma units. In the event Seller does not cause the Company to acquire a New Center, the Company shall have the right to require the Seller to proceed with  the sale of the New Center. In addition, in the event that the operating benchmarks are not achieved for a New Center, then the Company shall also have the right to acquire such New Center for a reduced purchase price.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE L - SUBSEQUENT EVENTS (CONTINUED

Plasma Supply Arrangement (continued)

The Purchase Agreement commences on the effective date and continues until December 31, 2010, unless sooner terminated. The Company shall have the right to terminate the Purchase Agreement upon written notice in the event that (a) the Company is unable to obtain any regulatory approvals necessary for it to take title to any of the New Centers; (b) the FDA does not approve the Company’s biologics license application for its lead product candidate for the treatment of hereditary angioedema prior to an agreed upon date; (c) Seller does not satisfy the operating benchmarks within the required timeframes; or (d) the parties are unable to consummate an acquisition of a New Center within the required time period.  All performance payments for a given New Center and, to the extent applicable, payments for pre-licensed plasma collected at a particular New Center shall be reimbursed in the event that the Company’s obligation to acquire such New Center is terminated due to the non-performance of Seller of any of its obligations, in the event the operating benchmarks for such New Center are not timely achieved or in the event the parties do not consummate the sale of a qualified center.

Agreement for Sale of Plasma Intermediates

On April 9, 2008, the Company entered into an agreement (the “Sale Agreement”) with Biotest AG (“Purchaser”) pursuant to which the Company will sell to Purchaser all of its excess output of specific intermediate plasma products (the “Residuals”) derived from the plasma processed by Sanquin Blood Supply Foundation (“Sanquin”) on behalf of the Company. In addition, the Company offered Purchaser a right of first refusal to purchase unprocessed plasma in the event the Company elects to sell unprocessed plasma to a third party. The Company expects to sell approximately €6.4 million of Residuals during 2008. However, the amounts that we will receive are dependent upon the actual volume of plasma processed on our behalf and as this amount is subject to periodic fluctuations, actual proceeds may be less than expected. The Purchaser also agreed to provide the Company with a right of first refusal, subject to certain exceptions, to repurchase certain byproducts derived from the Residuals. The Sale Agreement has an initial term expiring December 31, 2012, unless sooner terminated. Either party may terminate the Sale Agreement upon written notice if the other party is in material breach of any provision thereof, subject to applicable cure periods. In the event of a breach of the Sale Agreement by Purchaser, Purchaser shall be liable to purchase all amounts of Residuals deliverable under the Sale Agreement during its remaining term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties.

Forward Looking Statements

This Report on Form 10-Q for Lev Pharmaceuticals, Inc. may contain forward-looking statements. We are including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us or on our behalf. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Any forward-looking statement contained in this document speaks only as of the date on which the statement is made. We undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in good faith forward-looking statements. Certain of these risks are set forth under “Risk Factors” in our Annual Report on Form 10-K and our periodic reports filed with the SEC. These risks include, without limitation: the carrying-out of our research and development program for our product candidates, including demonstrating their safety and efficacy at each stage of testing; the timely obtaining of regulatory approvals; the commercialization of our product candidates, at reasonable costs; the ability to compete against products intended for similar use by recognized and well capitalized pharmaceutical companies; our ability to raise capital when needed, and without adverse and highly dilutive consequences to stockholders; and our ability to retain management and obtain additional employees as required. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of our company, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements.

Overview

We are a development stage biopharmaceutical company that was formed in July 2003 to focus on developing and commercializing therapeutic products for the treatment of inflammatory diseases. Our product candidates are based on C1-INH, a human plasma protein that mediates inflammation and is potentially applicable as a treatment for a range of medical indications. We initiated a Phase III clinical trial of our lead product candidate, C1-INH for the acute treatment of hereditary angioedema (“HAE”) in March 2005. In November 2005, we initiated a Phase III clinical trial of C1-INH for the prophylactic treatment of HAE. In October 2005, we received fast track designation status by the United States Food and Drug Administration (“FDA”) for the treatment of HAE. We are also developing C1-INH for the treatment of selective other diseases and disorders in which inflammation is known or believed to play an underlying role. We have certain rights to C1-INH technology through agreements with Sanquin, an Amsterdam-based not-for-profit organization that provides blood and plasma products and related services, carries out research and provides education, primarily in the Netherlands.

Product Development

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

On January 30, 2008, we announced our receipt of a complete response letter from the FDA regarding our BLA for Cinryze™ for the acute and prophylactic treatment of HAE. In our announcement, we stated that the FDA requested information with respect to chemistry, manufacturing and controls, as well as additional analyses of existing efficacy data from the Cinryze™ trials. While no new clinical trials were requested in this letter, no assurances can be given that additional clinical studies will not be requested in the future or on the timing of any further FDA action. On April 15, 2008, we announced that we formally submitted our complete response to the U.S. Food and Drug Administration’s complete response (or “approvable”) letter for our lead product candidate, Cinryze™. In addition, we have been advised that the FDA’s Blood Products Advisory Committee, or BPAC, intends to review our BLA for Cinryze™ on May 2, 2008, for the prophylactic treatment of HAE.

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

From July 21, 2003 (inception) through March 31, 2008, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial biopharmaceutical products, and do not expect to have a product until mid-2008 at the earliest subject to FDA approval. As a company that may have limited product revenues, subject to FDA approval, and no profit over the next year, management of cash flow is extremely important. A significant use of our cash is for research and development activities, which include clinical trials and regulatory clearance. During the three months ended March 31, 2008, our research and development expenses were $2,818,509.

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

Operational Activities

Our operational focus for the next twelve months is to continue our efforts to obtain approval from the FDA to commercialize our lead product candidate, Cinryze™ for the acute and prophylactic treatment of HAE, continue our open-label Phase III clinical trials of Cinryze™ for the acute and prophylactic treatment of HAE and prepare for the commercialization of Cinryze™ upon approval from the FDA. In addition, subject to our having available capital resources, we intend to initiate a research program for the development of a genetically engineered or recombinant version of C1-INH as part of a broader program examining the potential of C1-INH in treating cardiovascular disease, including acute myocardial infarction.

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

On October 10, 2007, we entered into an amendment, dated as of September 24, 2007, to our distribution and manufacturing services agreement with Sanquin. Pursuant to this amendment, we agreed with Sanquin on the terms regarding a construction project to scale-up the production facilities of Sanquin to be used for the purpose of meeting our anticipated ongoing requirements for the commercial use of its C1-INH product, proposed to be marketed as Cinryze™. Subject to the terms of the final project plan, we would provide Sanquin with a non-interest bearing loan, up to a maximum amount of €7.5 million (approximately US $11.9 million, based on the exchange rate as of March 31, 2008), to finance the construction project. In addition, Sanquin agreed to manufacture our C1-INH product on a toll-manufacturing basis using blood plasma supplied by us. We agreed to purchase a specified amount of product from Sanquin until the scale up is approved by the appropriate regulatory authorities and also agreed to an annual minimum purchase commitment of product of approximately $23.3 million during the term of the agreement commencing in the year in which the scale up is approved in the U.S. for commercial production.

As described in greater detail above under the caption “Overview”, on March 14, 2007, we announced positive results from our Phase III clinical trial of C1-INH for the acute treatment of HAE. Based on the positive results of this study, we filed a BLA with the FDA on July 31, 2007. On September 10, 2007 we announced positive results from our Phase III clinical trial of C1-INH for the prophylactic treatment of HAE. Based on the positive results of this study, we amended our BLA filing with the FDA on October 30, 2007. On January 30, 2008, we announced our receipt of a complete response letter from the FDA regarding our BLA for Cinryze™ for the acute and prophylactic treatment of HAE. In our announcement, we stated that the FDA requested information with respect to chemistry, manufacturing and controls, as well as additional analyses of existing efficacy data from the Cinryze™ trials. We submitted our complete response to the FDA’s January 30, 2008 complete response letter on April 15, 2008. In addition, we have been advised that the FDA’s Blood Products Advisory Committee, or BPAC, intends to review our BLA for Cinryze™ on May 2, 2008, for the prophylactic treatment of HAE. The FDA has substantial discretion in the approval process and may disagree with our interpretation of the data submitted in the BLA. Accordingly, there can be no assurance that the outcome of our Phase III trials will be successful or that the results of the trials will support licensure by the FDA.

Acute Myocardial Infarction (“AMI”)

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

This second development program is focused on the use of C1-INH in treating AMI. Current treatments for AMI, both surgical and pharmaceutical, are directed at restoring blood flow to heart tissue or preventing further obstruction. Despite a widespread appreciation for the role of inflammation in AMI in both the scientific and medical communities, no presently available treatments directly target the mechanisms of inflammation. Based on preliminary animal and clinical data, we believe that C1-INH may be useful as a treatment for AMI. Based on the rights obtained from Sanquin, we intend to initiate a research program for the development of a genetically engineered or recombinant version of C1-INH as part of a broader program examining the potential of C1-INH in treating cardiovascular disease, including AMI, in 2008. There can be no assurances, however, that we will have sufficient resources to deploy this research program within the next twelve months.

Satisfaction of Cash Resources

To date, we have relied solely upon selling equity securities in private placements and debt financing to generate cash to implement our plan of operations. Based on our current levels of research and development and our business plan, we believe that our existing cash and cash equivalents of $13,241,427 as of March 31, 2008 and proceeds from the sale of residual plasma should be sufficient to fund operations into the third quarter of 2008. This raises substantial doubt about the ability for us to continue as a going concern. We do not have any commercial products available for sale and have not generated significant revenues and there is no assurance that if approval of their products is received that we will be able to generate cash flow to fund operations. As we expect that our cash used in operations will increase significantly over the next several years, we may be required to raise additional capital to complete the development and commercialization of our current product candidates. We will pursue equity and/or debt financing alternatives or other financing in order to raise needed funds. If we are unsuccessful in raising additional capital we will need to reduce costs and operations substantially.. On April 9, 2008, we entered into an agreement with Biotest AG to purchase excess volumes of intermediate plasma products produced by Sanquin during the manufacturing process of our lead product candidate, Cinryze™. We expect to sell approximately €6.4 million of intermediates during 2008. However, the amounts that we will receive are dependent upon the actual volume of plasma processed on our behalf and as this amount is subject to periodic fluctuations, actual proceeds may be less than expected. Volumes of intermediates that we may sell in subsequent years of the agreement are similarly subject to fluctuations.

2007 Financings

Equity

On May 23, 2007 we filed with the SEC a Registration Statement on Form S-3 under the Securities Act, which was declared effective by the SEC on June 13, 2007. This registration statement allows us, from time to time, to offer and sell shares of common stock, preferred stock, warrants to purchase our securities and/or debt securities, up to a maximum aggregate amount of $70 million of such securities. On August 17, 2007, we closed on a registered direct sale of an aggregate of 23,333,333 shares of our common stock and warrants to purchase up to an aggregate of 4,666,667 shares of our common stock for aggregate proceeds of $35.0 million to certain institutions. These securities were sold pursuant to our shelf registration statement. The warrants are exercisable at any time until five years from the closing date at a price of $1.86. We have been using the net proceeds of the private placement of approximately $32.4 million for continued funding of our clinical trials, additional research and development efforts, and general working capital purposes. We paid approximately $2.6 million in total commissions and expenses to investment bankers engaged to assist us in the financing. We currently have no firm agreements with any third-parties for the sale of additional securities pursuant to this registration statement.

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

Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes contained elsewhere in this Form 10-Q.

Three Months Ended March 31, 2008 as compared to the Three Months Ended March 31, 2007

We had no revenues during the three months ended March 31, 2008 and 2007 because we do not have any commercial biopharmaceutical products.

Research and development expenses for the three months ended March 31, 2008 and 2007 were $2,818,509 and $3,223,397, respectively. The decrease of $404,888 was primarily due to lower expenses relating to the progress of the Phase III clinical trials, fewer purchases of plasma product that were purchased for the open-label clinical trial offset by increases in regulatory consulting, FDA panel review and payroll and related benefits.

General and administrative expenses for the three months ended March 31, 2008 and 2007 were $5,353,898 and $2,421,693, respectively. The increase of $2,932,205 was primarily due to increases in payroll and related benefits, stock-based compensation for restricted stock and stock options, legal and pre-commercialization activities.

Interest income for the three months ended March 31, 2008 and 2007 was $143,234 and $197,791, respectively. The decrease of $54,557 was attributed to having less cash to invest and declining interest rates.

Interest expense for the three months ended March 31, 2008 and 2007 was $525,311 and $30,774, respectively. The increase of $494,537 is primarily attributable to a $32,786 increase of imputed interest attributable to non-interest bearing loans from Sanquin, our supplier of C1-INH product, and accrued interest of $352,823 and amortization of debt discount and deferred financing costs of $108,963 attributable to the term loan payable.

Foreign exchange loss for the three months ended March 31, 2008 and 2007 was $240,227 and $0, respectively. The loss is primarily attributable to a foreign exchange loss of $454,975 on the loan payable offset by a gain of $248,424 on the loan receivable. In 2007, foreign exchange gain/loss on the loan payable for purchasing clinical product was recorded in research and development.

Due to the factors mentioned above, the net loss for the three months ended March 31, 2008 was $8,794,711 or a loss of $0.06 per common share, basic and diluted, as compared to a loss of $5,478,073 for the three months ended March 31, 2007 or a loss of $0.05 per common share, basic and diluted.

Liquidity and Capital Resources

Cash used in operating activities

As of March 31, 2008, we had cash and cash equivalents of $13,241,427 and working capital of $26,241,803. From inception through March 31, 2008, net cash used in operating activities was $58,450,041. Net cash used in operations was $9,169,923 for the three months ended March 31, 2008, representing an increase of $4,315,884 from net cash used in operating activities of $4,854,039 for the three months ended March 31, 2007. Net cash used in operating activities for the three months ended March 31, 2008 was primarily due to our loss of $8,794,711 in addition to purchases of inventory of $5,592,150. This loss consisted primarily of expenses associated with general and administrative expenses and research and development activity in the first three months of 2008. Significant increases were directly related to salaries, benefits, advancing our research and development clinical trials for each of our product candidates, and increased pre-launch planning and development costs as we approach potential commercialization of Cinryze™. The operating loss was partially offset by non cash expenses of $2,880,072 primarily related to stock-based compensation related to employee stock options and restricted stock and amortization of debt discount, increased accrued expenses of $1,114,901 and decreases in prepaid expense and other assets of $1,567,162. Pursuant to the Sanquin loan agreement, purchases made during our Phase III clinical trials are added to our loan and we are not required to make any principal payments. The loan balance, net of debt discount as of March 31, 2008 was $4,899,592 and will be forgiven when regulatory approval from the FDA is received. If we do not receive regulatory approval, then the loan is repayable on the earlier of January 16, 2014, or the termination of the Agreement. The loan does not bear interest and we impute interest using the effective interest rate method.

Cash used in investing activities

From inception through March 31, 2008, net cash used in investing activities was $3,775,040, primarily related to our loan receivable of $3,424,221 and purchases of fixed assets of $363,584. For the three months ended March 31, 2008, net cash used in investing activities was $1,784 resulting from the purchase of fixed assets.

Cash provided by financing activities

From inception through March 31, 2008, net cash provided by financing activities was $75,466,508. Cash provided by financing activities for the three months ended March 31, 2008 was $503,050 resulting from proceeds from the exercise of warrants during the quarter. We expect that cash provided by financing activities will fluctuate based on our ability to raise additional funds through the private and/or public sale of our equity securities, debt financings and the future volume of warrants and stock options exercised.

Cash Flows

Our unaudited condensed consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. We have limited capital resources and have an accumulated deficit of $60,064,476 since inception and have had negative cash flows from operations since inception. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights and general and administrative expenses. We have cash commitments of $45.1 million over the next twelve months. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses, and we may never achieve profitable operations.  As a development stage enterprise, our primary efforts, to date, have been devoted to conducting research and development, raising capital and recruiting staff and our capital resources are focused on the clinical development and regulatory approval of C1-INH for the treatment of HAE. To date, we have relied solely upon selling equity and obtaining debt financing to generate cash to implement our plan of operations. Based on our current levels of research and development and our business plan, we believe that our existing cash and cash equivalents of $13,241,427 as of March 31, 2008 and proceeds from the sale of residual plasma should be sufficient to fund operations into the third quarter of 2008. This raises substantial doubt about the ability for us to continue as a going concern. We do not have any commercial products available for sale and have not generated revenues and there is no assurance that if approval of their products is received that we will be able to generate cash flow to fund operations. As we expect that our cash used in operations will increase significantly over the next several years, we may be required to raise additional capital to complete the development and commercialization of our current product candidates. We will pursue equity and/or debt financing alternatives or other financing in order to raise needed funds. If we are unsuccessful in raising additional capital we will need to reduce costs and operations substantially.

In addition, we have sought to enter into agreements with purchasers of the residual plasma derived from our manufacturing process to generate additional cash resources for us. On April 9, 2008, we entered into an agreement with Biotest AG to purchase excess volumes of intermediate plasma products produced by The Sanquin Blood Supply Foundation during the manufacturing process of our lead product candidate, Cinryze™. We expect to sell approximately €6.4 million of intermediates during 2008. However, the amounts that we will receive are dependent upon the actual volume of plasma processed on our behalf and as this amount is subject to periodic fluctuations, actual proceeds may be less than expected. Volumes of intermediates that we may sell in subsequent years of the agreement are similarly subject to fluctuations.

Capital Resources

As a development stage enterprise, our primary efforts, to date, have been devoted to conducting research and development, raising capital, forming collaborations and recruiting staff. We have limited capital resources and have an accumulated deficit of $60,064,476 since inception and have had negative cash flows from operations since inception. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights and general and administrative expenses. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses, and we may never achieve profitable operations.

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

We expect our cash requirements for operating activities will increase due to the following future activities:

•	Conduct commercialization activities in support of our product candidates, including development of market plans and regional sales and marketing capabilities;

•	Conduct clinical programs, including clinical trials to support regulatory submissions of our product candidates;

•	Maintain, protect and expand our intellectual property;

•	Develop expanded internal infrastructure; and

•	Hire additional personnel.

COMMITMENTS AND CONTINGENCIES

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of March 31, 2008.
	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Office leases	$805,224	$223,832	$202,141	$379,251	$0
CRO contract	469,805	469,805	0	0	0
Executive employment contracts	5,048,633	1,200,943	1,030,054	2,817,636	0
Plasma contract	48,042,759	13,367,296	12,312,188	22,363,275	0
Sanquin facility upgrade	8,534,593	8,534,593	0	0	0
Sanquin purchases (a)	20,526,814	20,526,814	0	0	0
Long-term debt	15,036,991	515,992	1,374,046	13,146,953	0
Research and development contract	234,000	234,000	0	0	0
Total obligations	$98,698,819	$45,073,275	$14,918,429	$38,707,115	$0

(a)	prior to approval of scale up

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

Clinical Services Agreement

On March 2, 2005, we entered into a CRO services agreement with INC Research which governs INC Research’s provision of services in connection with the support of clinical investigation and management and/or research of our Phase III clinical trial. We entered into a separate services agreement with INC Research in September 2006 which governs INC Research’s provision of additional services in connection with our Phase III clinical trials and activities related to the commercialization of our product candidates. The services provided by INC Research pursuant to both contractual arrangements are on a work-order basis and we are invoiced on a time and materials basis. We have the right to terminate both agreements, and any pending work-order, with prior notice and without cause. As of March 31, 2008, we have estimated that we will pay INC Research approximately $470,000 for its services under both agreements in 2008. However, due to the variability associated with the conduct of clinical trials, we are unable to estimate with certainty the future costs we will incur under our CRO agreement. We anticipate that these costs will increase significantly above our current estimates if we expand the clinical trials.

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

Other Employment Agreements

During our 2006 fiscal year we entered into employment agreements with our Chief Financial Officer, Douglas J. Beck, and Jason Bablak, who serves as our Vice President, Regulatory Affairs and Product Development. In March 2007 we hired Dov Elefant as our Corporate Controller pursuant to the terms of an offer letter (see Note I to our unaudited condensed consolidated financial statements).

Distribution Agreement

On June 1, 2007 we exercised an option to extend the Sanquin distribution agreement. Our distribution agreement with Sanquin terminates on December 31, 2010, unless extended by us for up to a three-year period or by mutual agreement of the parties prior to its expiration. On October 10, 2007, we entered into an amendment, dated as of September 24, 2007, to our Distribution and Manufacturing Services Agreement with Sanquin. Pursuant to the amendment, we agreed with Sanquin on the terms of a construction project to scale-up the production facilities of Sanquin to be used for the purpose of meeting our anticipated ongoing requirements for the commercial use of our C1-INH product to be marketed as Cinryze™. Pursuant to the terms and conditions of the amendment, we will develop a project plan for the construction to the production facilities with Sanquin. Subject to the terms of the final project plan, we would provide Sanquin with a non-interest bearing loan, up to a maximum amount of €7.5 million (approximately US $11.9 million, based on the exchange rate as of March 31, 2008), to finance the construction project. This loan will be due July 1, 2014 and Sanquin agreed to repay the principal amount of the loan by providing us with a discount to the per unit purchase price of Cinryze™. The remaining cash commitment is approximately $8.5 million.

Pursuant to the amendment, Sanquin shall manufacture C1-INH product for us on a toll-manufacturing basis using blood plasma supplied by us. We agreed to purchase a specified amount of such product from Sanquin totaling approximately $20.5 million until the scale up is approved by the appropriate regulatory authorities, which we expect to occur during 2009. In addition, we agreed to an annual minimum purchase commitment of product of approximately $23.3 million during the term of the agreement commencing in the year in which the scale up is approved in the U.S. for commercial production. We agreed to negotiate in good faith to modify these requirements in the event that regulatory approval for commercial release of the Cinryze™ in the U.S. does not occur by March 31, 2008. As we have not received regulatory approval for Cinryze™ as of such date, we have been in discussions with Sanquin regarding these requirements. However, no assurances can be given that we will ultimately enter into a modification agreement, or similar arrangement with Sanquin to modify our commitments under this Agreement. In such an event, our liabilities to Sanquin would be subject to the current terms of the Agreement. Our contractual purchase commitments are subject to annual adjustments based on market conditions and do not include the cost of storage, handling and testing services that Sanquin will provide for us.

Plasma Supply Agreement

On July 19, 2007, we entered into an agreement, for the purchase and sale of plasma with DCI Management Group, LLC (the “DCI Agreement”) pursuant to which we will purchase quantities of U.S. Source Plasma to be utilized in the production of product under our Distribution and Manufacturing Services Agreement with Sanquin. Under the DCI Agreement, the supplier agreed to sell us specified annual quantities of plasma in accordance with applicable good manufacturing practices. We are committed to purchase $13,950,000 of product during 2008 and have purchased approximately $3.7 million during the first quarter of 2008. Thereafter we expect our annual purchase commitment to be between $12.2 million and $12.9 million for the balance of the term of the DCI Agreement. Our contractual purchase commitments are subject to annual percentage increases based on market conditions. We anticipate our total remaining commitment under this DCI Agreement to be approximately $47.9 million. As of March 31, 2008 we purchased approximately $3.7 million of plasma. In addition, we have an obligation of approximately $108,000 to purchase additional plasma from another supplier.

License Agreement – Research Plan

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

Term Loan Agreement

As described in greater detail above, on November 2, 2007, we entered into a Term Loan Agreement dated as of November 2, 2007 and a Pledge and Security Agreement of the same date, with the lender executing the Term Loan Agreement and Mast Capital Management, LLC, as agent for the lender. The loan is for a term of 36 months and matures on November 1, 2010. Interest on the loan accrues at the rate of 13.5% per annum. Commencing November 1, 2008, we must pay minimum cash interest payments of 10.5% and an additional 3% accrues through the term of the loan. As of March 31, 2008, the principal balance of the loan outstanding was $10,000,000 with accrued interest owed of $575,294 net of debt discount of $945,514.

Plasma Collection Center Acquisition Center Agreement

On April 9, 2008, we entered into an agreement with Plasma Centers of America, LLC (the “Seller”) pursuant to which we agreed to, subject to the terms and conditions of the Purchase Agreement, consummate the following transactions: (1) the acquisition of a maximum of three plasma collection centers, assuming the satisfaction of certain performance targets by Seller; (2) construction of three new plasma collection centers (the “New Centers”) by Seller; and (3) purchase of Source Plasma from each new collection center. Under this agreement, Seller shall construct and operate the three New Centers in accordance with the schedule agreed upon by the parties. In connection with Seller’s obligations, we will make certain performance payments upon their achievement of agreed upon milestones relating to the construction and operation of each New Center. Further, during the period commencing on each New Center opening date and until the first to occur of the twelve month anniversary of such date, the closing date of our acquisition of such New Center or the election by the parties not to sell a qualified New Center, Seller shall exclusively sell the Plasma generated at the New Centers to us. The agreement also provides that upon the achievement by Seller of the following operating benchmarks, the Seller shall have the right to cause us to acquire one or more New Centers: (a) Seller secures all regulatory approvals for each New Center with an agreed upon time frame and (b) Seller achieves and maintains an agreed-upon average collection level of plasma units. In the event Seller does not cause us to acquire a New Center, we shall have the right to require the Seller to proceed with the sale of the New Center. In addition, in the event that the operating benchmarks are not achieved for a New Center, then we shall also have the right to acquire such New Center for a reduced purchase price. Any amounts due under this agreement are not included in the above table as it was entered into subsequent to March 31, 2008.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2008 with the exception of the leases of our office space and copiers.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 6, “Management’s Discussion and Analysis or Plan of Operation”, included in our 10-K for the fiscal year ended December 31, 2007.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations" and SFAS No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulleting No. 51." SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interest and classified as a component of equity. SFAS 141R and SFAS 160 are effective beginning the first fiscal quarter of 2009. Early adoption is not permitted. The Company does not expect the adoption of either SFAS 141R or SFAS 160 will have a material impact on its statements of financial position, results of operations and cash flows. The guidance in these pronouncements will be effective for any acquisitions closed by the Company subsequent to adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Related to Interest Rates and Foreign Currency

We are exposed to market risks related to changes in interest rates and foreign currency exchange rates as described below. We do not have any derivative financial instruments.

Interest Rate Risk

As of March 31, 2008, our cash included approximately $12,574,698 of money market securities. Due to the short term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Foreign Currency Exchange Risk

We have no revenues and, as a result, we have no exposure to foreign currency exchange risk with respect to revenues. A portion of our expenses, loans payable and loan receivable are payable or denominated in foreign currency. We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would result in additional cash expenditures of approximately $2,053,000 related to our annual manufacturing costs, additional cash expenditures of approximately $853,000 related to the Sanquin facility upgrade and additional expenses of approximately $671,000 related to our loan payable to Sanquin offset by a gain of approximately $366,000 related to our loan receivable. These changes would have a material impact on our future operating results and cash flows.

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Controls

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.  You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations, financial condition and/or operating results. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

As of March 31, 2008, we had a deficit accumulated during our development stage of $60,064,476. We have from our inception incurred and will continue to incur significant and increasing operating losses for the next several years as we pursue FDA approval of our BLA for C1-INH for the acute and prophylactic treatment of HAE, continue the open-label studies of C1-INH and advance C1-INH for the treatment of selected cardiovascular diseases into clinical development. For the three months ended March 31, 2008 and 2007, we incurred net losses of $8,794,711 and $5,478,073, respectively. In addition, if we receive regulatory approval of any of our product candidates, we expect to incur significant sales and marketing expenses in the future. Because of the numerous risks and uncertainties associated with developing and commercializing these product candidates, we are unable to predict the extent of future losses or when and if we will generate revenues or become profitable.

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

Our cash used in operations increased significantly over the period from July 21, 2003 (inception) to March 31, 2008 and we expect that our cash used in operations will increase significantly over the next several years. Based on our current levels of research and development and our business plan, we believe that our existing cash and cash equivalents of approximately $13.2 million and proceeds from the sale of residual plasma should be sufficient to fund operations into the third quarter of 2008. Based on the foregoing, we have received an audit report from our independent registered public accounting firm containing an explanatory paragraph stating that our historical recurring losses from operations, limited capital resources and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. We do not have any commercial products available for sale and have not generated significant revenues and there is no assurance that if approval of our products is received that we will be able to generate cash flow to fund operations. Due to the foregoing factors, we expect that we may need to raise additional capital to complete the development and commercialization of our current product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

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

To date, our sources of cash have been primarily limited to the sale of equity securities and debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital, when required, or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and /or the commercialization of one or more of our product candidates. Accordingly, any failure to raise adequate capital in a timely manner would have a material adverse effect on our business, operating results, financial condition and future growth prospects. We also may be required to:

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

We are dependent on Sanquin as our sole source of supply for C1-INH and it will expand its manufacturing capacity to satisfy potential demand if we obtain regulatory approval for our lead product candidate.

Pursuant to our distribution agreement with Sanquin, Sanquin will supply us with certain annual minimum and maximum amounts of C1-INH. In the event demand for C-1NH is greater than the amount supplied by Sanquin, we would have to find alternative suppliers of C1-INH. Although we do not currently have any commercial products, we believe that we will need additional manufacturing capacity to meet anticipated demand for our products, if we obtain FDA approval for Cinryze™, our lead product candidate. If we are unable to locate another supplier of C1-INH comparable to Sanquin on economical terms, or at all, we may lose business and our reputation in the marketplace could be adversely affected. Due to this risk, in October 2007, we agreed with Sanquin to finance a portion of the costs of the project to increase the manufacturing capacity of its facilities. Under this arrangement, we agreed to provide Sanquin with a non-interest bearing loan, up to a maximum amount of €7.5 million (approximately US $11.9 million, based on the exchange rate as of March 31, 2008), to finance the construction project. As of March 31, 2008, we have provided Sanquin with approximately €2.3 million under this arrangement. This arrangement has increased our financial commitments and since we agreed that Sanquin would repay this loan amount through a discount on the cost of product purchasers, we will not be able to recoup this amount in the short term. Further, assuming the completion of construction, Sanquin would need to obtain the requisite regulatory approvals for the facility on a timely basis in order to manufacture Cinryze™ for us. If they cannot obtain necessary approvals for these contemplated expansions, or complete the planned construction, in a timely manner, we may need to locate an alternative supplier.

We agreed to provide Sanquin with a loan to finance the scale up of their production facilities, the repayment of which may be waived in the event we fail to perform under our agreement with them.

On October 10, 2007, we entered into an amendment to our Distribution and Manufacturing Services Agreement with Sanquin. Pursuant to this amendment, Lev and Sanquin agreed to jointly develop a project plan for, and initiate a construction project to scale-up the production facilities of Sanquin to be used for the purpose of meeting our anticipated ongoing requirements for the commercial use of the C1-Inhibitor product. Subject to the terms of the final project plan, we agreed to provide Sanquin with a non-interest bearing loan, up to a maximum amount of €7.5 million (approximately US $11.9 million, based on the exchange rate as of March 31, 2008), to finance the construction project. As of March 31, 2008, we have provided Sanquin with approximately €2.3 million under this arrangement. This loan is due July 1, 2014 and Sanquin agreed to repay the principal amount of the loan by providing us with a discount to the per unit purchase price of product. In the event the agreement is terminated because of a default of Sanquin prior to the loan being repaid in full, then Sanquin shall pay us the entire outstanding principal balance of the loan as of the date of termination within 60 days from such date. However, in the event the agreement is terminated before July 1, 2014 because of a default by us or if by such date the volume of product we order is less than the required volume for Sanquin to repay the loan, then we shall waive the then outstanding balance of the loan.

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

Under this agreement, the supplier agreed to sell us specified annual quantities of plasma in accordance with applicable good manufacturing practices. Under this agreement, we are committed to purchase a minimum of $13,950,000 of product during 2008 and have purchased approximately $3.7 million during the first quarter of 2008. Thereafter we expect our annual purchase commitment to be between $12.2 million and $12.9 million for the balance of the term of the agreement. Our contractual purchase commitments are subject to annual percentage increases based on market conditions and do not include additional pre-delivery testing which we may require the supplier to undertake. This agreement expires December 31, 2011, unless sooner terminated in accordance with its terms. Either party may terminate the agreement upon written notice if the other party is in material breach of any provision thereof, subject to applicable cure periods. Subject to the supplier’s ability to mitigate damages, in the event we are in default of our payment obligation under the contract, we will be liable to purchase the minimum quantities of plasma specified under the contract for the balance of the term. We have the right, however, to terminate the contract if by December 31, 2008 we do not obtain regulatory approval for the commercialization of our lead product candidate or are not able to secure adequate financial arrangements to cover our obligations with respect to the initial purchase commitments under the Agreement. In either such event, we will be obligated to complete the purchase of 80% of the initial minimum purchase commitment, subject to the supplier’s ability to mitigate damages. Further, upon expiration of the agreement, or in the event that it is terminated for reasons other than as set forth above, we will be obligated to purchase a closing inventory of plasma.

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

If our third-party suppliers do not maintain high standards of manufacturing in accordance with cGMP and other manufacturing regulations, our development and commercialization activities could suffer significant interruptions or delays.

If any of our product candidates receives the approval of the FDA we expect to rely on Sanquin and possibly another third-party contractor to manufacture our commercial products. If any current or future third-party supplier ceases to supply the products in the quantity and quality we need to manufacture the drug candidates or if the current or future third-party suppliers are unable to comply with current Good Manufacturing Practices, or cGMPs, and other government regulations, the qualification of additional or replacement suppliers could be a lengthy process, and there may not be adequate alternatives to meet our needs, which would negatively affect our business. In such a case, we may not be able to obtain the necessary materials used in our products in the future on a timely basis, if at all. The FDA and regulatory agencies in other countries also periodically inspect manufacturing facilities, including third parties who manufacture products or active ingredients for us. The FDA and/or applicable foreign regulatory agencies may not believe that the chosen manufacturers have sufficient experience making the dosage forms that we have contracted with them to produce, and may subject those manufacturers to increased scrutiny. Pharmaceutical manufacturing facilities must comply with applicable cGMPs, and manufacturers usually must invest substantial funds, time and effort to ensure full compliance with these standards. We will not have control over our contract manufacturers’ compliance with these regulations and standards. In complying with these regulations, we and our third-party suppliers must expend significant time, money and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that our products meet applicable specifications and other regulatory requirements. The failure to comply with these requirements could result in an enforcement action against us or our suppliers, including fines, delays or suspensions of approvals, seizures or recalls of products, operating restrictions, manufacturing interruptions, costly corrective actions, injunctions, adverse publicity against us and our products and possible criminal prosecutions. If any of our third-party suppliers or we fail to comply with cGMP or other applicable manufacturing regulations, our ability to develop and commercialize our products could suffer significant interruptions.

Our lead product candidate is derived from human plasma, and is therefore subject to the risk of biological contamination inherent in plasma-derived products. This risk could adversely affect our ability to obtain raw materials and market our products.

Cinryze™ is derived from donated human plasma. Many disease-causing viruses, bacteria and other pathogens are present in the plasma of infected individuals. If infected individuals donate plasma, the plasma would likely contain those pathogens. As a result, the sourcing of plasma, and the production of products derived from plasma, is regulated extensively by the FDA and other medical product and health care regulatory agencies. We rely on our suppliers to maintain compliance with regulations promulgated by such agencies. The failure to comply with these regulations or the accidental contamination of plasma could adversely affect our ability to source plasma at commercially reasonable prices. Moreover, public perception about the safety of plasma-derived products could adversely affect the market for our products. Concern over the safety of plasma-derived products, driven in part by past screening failures in the industry and the appearance of new infectious agents like HIV, has resulted in the adoption of rigorous screening procedures by regulatory authorities, and screening procedures are likely to become stricter and more involved over time. As screening procedures have become more rigorous, potential donors have been disqualified and other potential donors have been discouraged from donating due to their reluctance to undergo the required screening procedures. Increasingly stringent measures could adversely affect plasma supplies, with a corresponding adverse effect on our ability to obtain raw materials at a commercially acceptable price or at all. The safety concerns associated with plasma-derived products also affect our ability to market our products. Medical events or studies that raise or substantiate concerns about the safety of our or other similar products would negatively impact public perception of all plasma-derived products and of the plasma donation process. Further, any failure in screening, whether by us or by other manufacturers of these products, could adversely affect our reputation, the support we receive from the medical community and overall demand for our products.

Our proposed products are in the development stages and will likely not be commercially introduced until mid-2008, if at all.

Our proposed products are in the development stages and will require further development, preclinical and clinical testing and investment prior to commercialization in the United States and abroad. We have not commercially introduced any products and do not expect to do so until mid-2008 at the earliest, depending upon the timing of our completion of clinical trials, our preparation and filing, and the FDA’s review, of our biologics license application for our proposed products. As previously announced, on April 15, 2008, we formally submitted our complete response to the FDA’s complete response (or “approvable”) letter for our lead product candidate, Cinryze™. Further, we have been advised that the FDA’s BPAC intends to review our biologics license application for Cinryze™ on May 2, 2008, for the prophylactic treatment of HAE.

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

Before the FDA determines whether to approve Cinryze™, we will present our clinical data from the prophylactic trials to be reviewed by the Blood Products Advisory Committee, or BPAC. We have been scheduled to appear before BPAC on May 2, 2008. BPAC would then make a recommendation to the FDA for, or against, approval. Even if BPAC were to recommend approval of one or more of our products, the FDA would not necessarily approve those products. If BPAC were to recommend against approval of one or more of our products, it is likely that the FDA would not approve those products. If our product candidates receive approval for commercial sale, their marketing and manufacturing will be subject to continuing FDA and other regulatory requirements, such as requirements to comply with Good Manufacturing Practices.

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

We have relied on academic institutions, physician practices and clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our product candidates. We have less control over the timing and other aspects of these clinical trials than if we conducted the monitoring and supervision entirely on our own. Third parties may not perform their responsibilities for our clinical trials on our anticipated schedule or consistent with a clinical trial protocol or applicable regulations. We also rely on clinical research organizations to perform much of our data management and analysis. They may not provide these services as required or in a timely manner.

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

The Orphan Drug Act was created to encourage companies to develop therapies for rare diseases by providing incentives for drug development and commercialization. One of the incentives provided by the act is seven years of market exclusivity for the first product in a class licensed for the treatment of a rare disease. HAE is considered to be a rare disease under the Orphan Drug Act, and companies may obtain orphan drug status for therapies that are developed for this indication. We believe CSL Behring and Pharming NV are currently developing products that the FDA may determine to be in the same class as our C1-INH product candidate for the acute treatment of HAE. In March 2008, CSL Behring submitted a biologics license application with the FDA for a product candidate for the acute treatment of HAE. In the event that either of these companies are first to obtain FDA licensure for their product, we could be prevented from obtaining licensure and marketing our C1-INH product candidate for the acute treatment of HAE.

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

We rely on Sanquin to manufacture our product candidates, and currently have no plans to develop our own manufacturing facility. The facilities used by Sanquin to manufacture our product candidates will require approval by the FDA and the FDA has conducted an investigation of their facilities as part of its review of our biologics license application for Cinryze™. There can be no assurance that Sanquin will be able to obtain or maintain compliance with the FDA’s requirements. We may need to find alternative manufacturing facilities, which would result in significant costs to us as well as a delay of up to several years in obtaining approval for and manufacturing of our product candidates.

We have relied on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to seek or obtain regulatory approval for or commercialize our product candidates.

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

We have been increasing our inventory of U.S. Source Plasma and unfinished product in anticipation of a commercial launch of Cinryze™.

Pursuant to our agreements with key suppliers, we have been increasing our inventory of U.S. Source Plasma and unfinished product in anticipation of a commercial launch of Cinryze™. Under our agreement with our plasma supplier, we are committed to purchase a minimum of $13,950,000 of product during 2008 and have purchased approximately $3.7 million during the first quarter of 2008. Thereafter we expect our annual purchase commitment to be between $12.2 million and $12.9 million for the balance of the term of the agreement. Further, under our distribution and manufacturing agreement with Sanquin, we agreed to purchase a specified amount of such product from Sanquin totaling approximately $20.5 million until the scale up is approved by the appropriate regulatory authorities, which we expect to occur during 2009. At March 31, 2008, we have valued our inventory of U.S. Source Plasma (or raw materials) and unfinished product at $12.1 million and $4.1 million, respectively. Furthermore, we expect our inventory levels to increase during the current fiscal year while we continue to pursue FDA approval of Cinryze™.

In the event that the FDA does not approve the commercial introduction of Cinryze™, or if approval is delayed to an extent where we are prevented from marketing Cinryze™ due to operation of the Orphan Drug Act, we would need to dispose of these inventories in an effort to recover our costs. While we believe that under current market conditions we would be able to resell quantities of these inventories on commercially reasonable terms, no assurances can be given that such conditions would exist at the time of any such transaction or that we would be able to enter into any agreements with third parties to resell our inventories on commercially reasonable terms or at all. Accordingly, we are exposed to the risk of being unable to recover a significant portion of our costs of these inventories. In the event that this occurs, we may need to write-off a material portion of the value of these assets and our financial condition would be adversely affected.

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

We are a small company with 27 employees as of April 17, 2008. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

We are exposed to significant costs and risks associated with complying with increasingly stringent and complex regulation of corporate governance and disclosure standards. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations require a growing expenditure of management time and external resources. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls, and attestations of the effectiveness of our internal controls by our independent auditors. Under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley were first applicable to us for our fiscal year ending December 31, 2007. As our SEC reporting status had evolved from “small business” issuer to “accelerated filer” we must comply with Section 404 of the Sarbanes-Oxley Act of 2002 and have our independent registered public accounting firm attest to management’s assessment of our internal controls over financial reporting. By reason of this reporting status, our compliance costs have substantially increased and a significant portion of management’s time has been allocated in order to comply with these rules, especially with respect to compiling the initial comprehensive documentation of our internal controls, and then evaluating and testing the operating effectiveness of our internal controls systems. Any failure by us to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. This process may also require us to hire additional personnel and outside advisory services and will result in significant accounting and legal expenses. We expect to incur significant expense in future periods to comply with regulations pertaining to corporate governance and internal controls as described above.

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

As of April 17, 2008, our officers and directors beneficially own approximately 25.6% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. As of April 16, 2008, there were approximately 67,981,443 shares of restricted common stock outstanding that may be eligible for sale pursuant to Rule 144 under the Securities Act of 1933. Amended Rule 144 provides, that, in general, a person that is not an affiliate of our company that holds restricted securities for a period of six months may sell such shares subject only to our compliance with the current public information requirement until the end of a one year holding period and after one year, these securities may be freely sold without regard to such requirement. Sales of our common stock by certain present stockholders under Rule 144 may, in the future, have a depressive effect on the market price of our securities. In addition, the sale of shares by officers and directors and other affiliated shareholders may also have a depressive effect on the market for our securities.

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

Provisions in our charter documents and applicable law could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

Provisions of our certificate of incorporation and bylaws, as well as provisions of applicable law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

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

As of April 17, 2008, we had issued and outstanding options and warrants to purchase an aggregate of 31,955,390 additional shares of common stock. To the extent that these securities are exercised or converted, dilution to our shareholders will occur. The exercise of these securities by the holders may adversely affect the market price of our common stock and the terms under which we could obtain additional equity capital. This excludes 4,000,000 shares of unvested restricted stock issued on December 20, 2007.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2008, we did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as has been reported in previous filings with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith

10.1*	Strategic Supply Agreement between the Company and Plasma Centers of America, LLC				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

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

Lev Pharmaceuticals, Inc.

April 30, 2008	By:	/s/ Joshua D. Schein
Joshua D. Schein, Ph.D.
Chief Executive Officer

April 30, 2008	By:	/s/ Douglas J. Beck
Douglas J. Beck
Chief Financial Officer