Form 10-Q
period 2008-06-30
Lev Pharmaceuticals Inc
filed 2008-08-08
CIK 1144062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

As of August 5, 2008, the issuer had 155,130,826 shares of common stock outstanding.

Lev Pharmaceuticals, Inc.

Index to Form 10-Q

		Page
Part I.	Financial Information	3

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2008 and June 30, 2007 and for the Period from July 21, 2003 (Inception) to June 30, 2008	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2008 and June 30, 2007 and for the Period from July 21, 2003 (Inception) to June 30, 2008	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

Part II.	Other Information	34

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3.	Defaults Upon Senior Securities	54

Item 4.	Submission of Matters to a Vote of Security Holders	54

Item 5.	Other Information	55

Item 6.	Exhibits	55

	Signatures	56

LEV PHARMACEUTICALS , INC. AND SUBSIDIARY (a development stage enterprise) Condensed Consolidated Balance Sheets	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$9,753,063	$21,910,084
Accounts receivable - sale of residual plasma	430,719
Inventory	13,367,685	10,645,129
Prepaid expenses	678,749	2,809,253
Other assets	2,133	5,695
Total current assets	24,232,349	35,370,161

Fixed assets, net of accumulated depreciation	227,122	272,401
Loan receivable	3,662,900	3,414,755
Debt issuance costs	177,046	197,873
Other assets	93,335	93,335
Total assets	$28,392,752	$39,348,525

LIABILITIES
Current liabilities:
Accounts payable	$3,696,558	$1,997,263
Accrued expenses	2,722,445	1,684,045
Total current liabilities	6,419,003	3,681,308

Loan payable, net of debt discount	4,962,967	4,381,092
Term loan payable, net of debt discount	10,086,285	9,185,454
Deferred lease liability	16,897	16,423
Total liabilities	21,485,152	17,264,277

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value, 20,000,000 authorized, no shares issued and outstanding
Common stock - $0.01 par value, 200,000,000 shares authorized, 142,667,157 and 141,750,203 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	1,426,672	1,417,502
Additional paid-in capital	76,940,770	71,936,511
Deficit accumulated during the development stage	(71,459,842)	(51,269,765)
Total stockholders' equity	6,907,600	22,084,248
Total liabilities and stockholders’ equity	$28,392,752	$39,348,525

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

 LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period From July 21, 2003 (Inception) to June 30,
	2008	2007	2008	2007	2008
Costs and expenses:
Research and development	$4,925,613	$4,089,972	$7,744,122	$7,313,369	$33,793,653
Merger costs					283,732
General and administrative	5,922,008	2,897,186	11,275,906	5,318,879	36,707,961
Loss before other (expense)/income	(10,847,621)	(6,987,158)	(19,020,028)	(12,632,248)	(70,785,346)

Other (expense)/income:
Interest income	68,926	138,940	212,160	336,731	1,639,781
Interest expense	(539,613)	(44,908)	(1,064,924)	(75,682)	(1,617,471)
Foreign exchange loss	(77,058)		(317,285)		(326,751)
Net loss	$(11,395,366)	$(6,893,126)	$(20,190,077)	$(12,371,199)	$(71,089,787)

Net loss per share- basic and diluted	$(0.08)	$(0.06)	$(0.15)	$(0.11)
Weighted average shares- basic and diluted	138,496,003	114,157,528	138,324,849	114,102,444

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,		July 21, 2003 (Inception) to June 30,
Cash flows from operating activities:	2008	2007	2008
Net loss	$(20,190,077)	$(12,371,199)	$(71,089,787)
Adjustments to reconcile net loss to net cash used
in operating activities:
Compensation to consultants from issuance of
warrants and common stock			2,209,177
Repricing of options and warrants			1,455,269
Option and warrants modification resulting from merger			75,201
Stock issued for services			78,750
Depreciation expense	50,813	22,925	140,213
Amortization of debt discount, loan payable	127,410	75,647	382,116
Amortization of debt discount and debt issuance costs,
term loan payable	219,689		292,330
Accrued interest on term loan	717,825		940,296
Foreign exchange loss, net	222,091		231,557
Stock compensation to employees	1,392,918	964,093	4,166,805
Stock compensation for unvested restricted stock	2,661,161		2,845,804
Accretion of investment income			(12,610)
Gain on sale of investments		(155)	(155)
Supplier purchase funding		1,401,545	3,372,671
Foreign exchange loss on research and development		92,719	753,715
Deferred lease liability	474	15,951	16,897
Changes in:
Accounts receivable	(422,655)		(422,655)
Inventory	(2,722,556)		(13,367,685)
Prepaid expenses and other assets	2,134,066	24,483	(773,712)
Accounts payable	1,675,460	(105,901)	3,672,723
Accrued expenses	1,038,400	(46,898)	2,722,445
Income taxes liability			(64,463)
Net cash used in operating activities	(13,094,981)	(9,926,790)	(62,375,098)
Cash flows from investing activities:
Purchase of fixed assets	(5,534)	(79,806)	(367,335)
Loan receivable			(3,424,221)
Proceeds from the sale of investments		10,000,000	12,500,000
Purchase of investments			(12,487,235)
Net cash (used in)/provided by investing activities	(5,534)	9,920,194	(3,778,791)
Cash flows from financing activities:
Proceeds from stock subscription receivable			130
Proceeds from notes payable to stockholder			18,000
Proceeds from term loan payable			10,000,000
Payment of debt issuance costs	(15,856)		(225,369)
Repayment of notes payable to stockholder			(18,000)
Net proceeds from sale of common stock and warrants			64,623,886
Proceeds from exercise of warrants	959,350	548,955	1,508,305
Net cash provided by financing activities	943,494	548,955	75,906,952

Net (decrease) increase in cash and cash equivalents	(12,157,021)	542,359	9,753,063
Cash and cash equivalents - beginning of period	21,910,084	7,887,635
Cash and cash equivalents – end of period	$9,753,063	$8,429,994	$9,753,063

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

On July 15, 2008, the Company announced that it had entered into a definitive agreement (the “Merger Agreement”) with ViroPharma Incorporated (“ViroPharma”) and HAE Acquisition Corp. (“Merger Sub”) that provides for the acquisition of the Company by ViroPharma by means of a merger (the “Merger”) of Merger Sub with and into the Company. The boards of directors of both companies have unanimously approved the transaction. Closing is subject to certain conditions, including antitrust approvals, the approval of the Company’s stockholders and other customary closing conditions. On July 15, 2008, Dr. Joshua Schein, the Company’s Chief Executive Officer and Mr. Judson Cooper, the Company’s Chairman and Executive Vice President, held an aggregate of approximately 21.5% of the outstanding shares of the Company’s common stock, have agreed to vote their shares in favor of the transaction. Approval by ViroPharma’s stockholders is not required. The transaction is expected to close by the end of 2008.

The Merger Agreement provides that, upon consummation of the Merger, each share of common stock, par value $.01 per share, of the Company (“Company Common Stock”), issued and outstanding immediately prior to the effective time of the Merger (other than any shares of Company Common Stock owned by the Company or ViroPharma or their wholly owned subsidiaries or as to which statutory appraisal rights are perfected) will be converted into the right to receive (i) that number of shares of common stock, par value $.002 per share, of ViroPharma (“ViroPharma Common Stock”) equal to the quotient determined by dividing $0.50 by the Average Closing Price (the “Exchange Ratio”); provided, that, if the Average Closing Price is less than $10.03, the Exchange Ratio will be 0.05 and if the Average Closing Price is greater than $15.68, the Exchange Ratio will be 0.032, (ii) $2.25 in cash, without interest, and (iii) a non-transferable contingent value right (“CVR”) that provides for contingent consideration of up to $1.00 per share. The contingent consideration may be paid on the achievement of certain regulatory and commercial milestones, as more fully described below. As used herein, “Average Closing Price” means the average daily closing price per share of the ViroPharma Common Stock on The Nasdaq Stock Market for the 20 consecutive trading days ending on (and including) the second trading day immediately prior to the effective time of the Merger.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE A - ORGANIZATION AND BUSINESS (CONTINUED)

The Company has incurred and is expected to continue to incur legal, tax and other strategic consulting costs specifically associated with the planned merger. These costs totaled approximately $163,000 for the three and six months ended June 30, 2008 and have been reported within general and administrative expenses in the Company’s Unaudited Consolidated Statement of Operations.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Basis of Presentation:

The unaudited condensed consolidated financial statements include the accounts of Lev Pharmaceuticals, Inc. and its wholly-owned subsidiary Lev Development Corp. All significant intercompany transactions and balances have been eliminated in consolidation. There has been no revenue generated from sales, license fees or royalties. There have been sales of residual plasma during the fourth quarter of 2007 and second quarter of 2008; however, the Company does not deem this to be its principal operation. The proceeds have been recorded as a reduction to research and development expense and inventory. The Company's financial statements are presented as statements of a development stage enterprise.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The Company has prepared its financial statements under the assumption that it is a going concern. As a development stage enterprise, the Company's primary efforts are devoted to conducting research and development for the treatment of inflammatory diseases. As the Company has limited capital resources and has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future, the Company raised capital from the sales of its securities and debt to sustain operations. As of June 30, 2008, the Company had approximately $9.8 million in cash and cash equivalents. In July 2008, the Company received net proceeds of approximately $19.8 million in a registered direct sale of its securities to ViroPharma (see Note M). In November 2007, we entered into a secured loan facility for a term loan of up to $20.0 million and received an initial loan of $10.0 million on the closing date (see Note G). Pursuant to this facility, we have the option to request additional borrowings of a maximum of $10.0 million for the twelve months following the closing date subject to the terms of the loan. In addition, subsequent to June 30, 2008, the Company received approximately $4.7 million in proceeds from the exercise of warrants. We have commitments of $42.7 million over the next twelve months. We expect that our cash used in operations will increase significantly over the next several years and we may be required to raise additional capital to complete the development and commercialization of our current product candidates. The Company does not have any commercial products available for sale and has not generated any revenues and there is no assurance that if approval of their products is received that the Company will be able to generate cash flow to fund operations. We may pursue equity or debt financing alternatives or other financing in order to raise additional funds; however, we do not have any commitments or definitive or binding arrangements for such funds. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company. If we are unsuccessful in raising additional capital we will need to reduce costs and operations substantially. Management believes that cash and cash equivalents on hand as of June 30, 2008, proceeds from the sale of its securities to ViroPharma, warrant exercises and residual plasma sales should be sufficient to fund operations into 2009 but are not sufficient to fund operations for the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 [2] Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include valuation of inventory, warrants issued in connection with the term loan, imputed interest rate on the loan payable and assumptions used in the fair value of stock-based compensation.

[3] Stock-based compensation:

During the three months ended June 30, 2008 and 2007, the Company recorded $826,539 and $537,455 of stock-based employee compensation expense, respectively, and during the six months ended June 30, 2008 and 2007, the Company recorded $1,392,918 and $964,093 of stock-based employee compensation expense, respectively.

For purposes of determining estimated fair value under SFAS No.123(R) and the related disclosure, the Company has computed the estimated fair values of all stock-based compensation using the Black-Scholes option-pricing model and has applied the assumptions set forth in the following table. The Company calculated expected volatility based upon historical volatility of the Company’s common stock. The aggregate and per share fair value of options granted under the Amended 2004 Omnibus Incentive Compensation Plan (the “Amended Plan”) during the three and six months ended June 30, 2008 was approximately $255,000 or $1.35. No options were granted during the three months ended March 31, 2008. The aggregate and per share fair value of options granted during the three and six months ended June 30, 2007 was approximately $13,000 or $1.34 and $6,385,000 or $1.45, respectively. The following table illustrates the assumptions used in the Company’s Black-Scholes option pricing model to determine the stock option expense for the three and six months ended June 30, 2008 and 2007.

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Estimated Life (Years) (1)
For the six months ended June 30, 2008	3.43% - 3.90%	0	104.7%-105.6%	4.50
For the six months ended June 30, 2007	4.48% - 4.80%	0	124.4%-130.6%	4.97

During the second quarter of 2008 the Company granted options outside the Amended Plan. The aggregate and per share fair value of options granted outside the Amended Plan during the three months ended June 30, 2008 was approximately $512,575 or $1.03.

The following table illustrates the assumptions used in the Company’s Black-Scholes option pricing model to determine the stock option expense for options granted outside the Amended Plan for the six months ended June 30, 2008.

	Risk Free Interest Rate	Dividend Yield	Volatility Factor	Estimated Life (Years) (1)
For the six months ended June 30, 2008	3.08% - 3.34%	0	105.4%-105.6%	4.50

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

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[3] Stock-based compensation (continued):

Plan options

A summary of option activity under the Amended Plan as of June 30, 2008 and changes during the six month period then ended is presented below.
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2007	9,984,900	$1.00
Granted	188,595	$1.79
Forfeited	(5,000)	$1.75
Outstanding, June 30, 2008	10,168,495	$1.01	7.28	$7,931,403
Vested and expected to vest, June 30, 2008	10,168,495	$1.01	7.28	$7,931,403
Exercisable shares as of June 30, 2008	5,831,353	$0.68	6.92	$6,451,040

On May 15, 2008, the Company held its annual stockholders meeting in which the shareholders approved an amendment to 2004 Omnibus Incentive Compensation Plan (the “2004 Plan”) to increase the number of shares of common stock available for issuance under the 2004 Plan from 10,000,000 shares to 20,000,000 shares. As of June 30, 2008, there was $4,677,580 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Amended Plan. This expense is expected to be recognized over a weighted-average period of 27 months.

Out of Plan options

A summary of option activity outside the Amended Plan as of June 30, 2008 and changes during the six month period then ended is presented below.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2007	1,815,273	$1.82
Granted	500,000	$1.40
Outstanding, June 30, 2008	2,315,273	$1.73	6.47	$220,500
Vested and expected to vest, June 30, 2008	2,315,273	$1.73	6.47	$220,500
Exercisable shares as of June 30, 2008	150,000	$1.42	6.65	$55,500

As of June 30, 2008, there was $2,440,524 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted outside of the Amended Plan. This expense is expected to be recognized over a weighted-average period of 30 months. The beginning balance has been adjusted to reflect an option grant that was recorded as of December 31, 2007 prior to the completion of negotiations and final settlement of its terms, the effect of which is immaterial.

[4] Net loss per share:

Basic net loss per share is computed on the basis of net loss for the period divided by the weighted average number of shares of common stock outstanding during the period, excluding unvested restricted stock. There were potentially dilutive common shares of 35,955,985 and 24,807,404 as of June 30, 2008 and 2007, respectively related to stock options, warrants and unvested restricted stock for 2008, which were excluded from the diluted loss per share calculation since their effect would have been anti-dilutive.

[5] Inventory:

The Company purchases product from Sanquin Blood Supply Foundation (“Sanquin”) for both its ongoing clinical trials of C1 INH and for its buildup of inventory in preparation for the product launch of Cinryze™, its lead product candidate. Product designated for clinical use is expensed as research and development expense. Product designated for commercial sale is treated as inventory and is capitalized. Inventory consists of products and costs associated with the manufacture of Cinryze™ that is designated for commercial sale.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[5] Inventory (continued):

The Company may capitalize pre-approval inventories if management believes that (1) commercial approval by the FDA is probable, such as would be evidenced by a favorable recommendation for approval regarding the safety and efficacy of the product candidate by (i) a regulatory body with authority to grant marketing approval for drugs and biological products for international sale; (ii) the FDA or (iii) one of its advisory bodies, and (2) it is probable that its manufacturing facilities will be approved by the FDA or another regulatory body for the production of inventory. However, the Company could be required to write down previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, whether due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other factors.

The Company’s management concluded that there was probable future economic benefit from the Company’s pre-launch inventory and determined to capitalize inventory beginning with the third quarter of 2007, prior to regulatory approval, due to the Company’s filing of a Biologics License Application (BLA) with the FDA on July 31, 2007 based on the statistically significant results generated from the Company’s Phase III clinical trial, as announced on March 14, 2007. In making this decision, the Company’s management also considered a number of additional factors which it viewed as supporting its determination, including the regulatory approval in Europe of a comparable product manufactured by the Company’s licensor. These factors enabled management to conclude that it is probable that the Company has future commercial use and net realizable value from its pre-launch inventory.

Pursuant to its Distribution and Manufacturing Services Agreement with Sanquin, the Company procures U.S. Source Plasma from third party suppliers which Sanquin uses in the manufacture of finished product for the Company for clinical and commercial uses. The Company sells the intermediate plasma products which result from the manufacturing process of Cinryze™. The proceeds from the sale of these intermediate products are treated as a cost-recovery at the time of delivery to the third-party purchaser and reduces the capitalized value of the Company’s inventory. The Company’s inventory increased in 2007 and 2008 in preparation for a commercial launch of Cinryze™. The shelf life of the Company’s inventory is as follows:

Materials	Stage	Shelf Live
Frozen plasma	Raw material	Ten years
Intermediate products	Work-In-Process	Two to five years
Cinryze™	Finished	Two years

Inventory is stated at the lower of cost or market using the first-in first-out method. Inventory consists of the following:

	June 30, 2008 (Unaudited)	December 31, 2007
Raw materials	$9,482,287	$9,680,317
Work-in-process	3,123,685	964,812
Finished goods	761,713
Total	$13,367,685	$10,645,129

[6] Sale of residual plasma:

Sales of residual plasma resulting from the manufacturing process of our product are treated as a cost-recovery at the time of delivery as a reduction to research and development expense or inventory. During the three and six months ended June 30, 2008 the Company reduced research and development by $850,896 and inventory by $3,609,690. The Company does not deem these sales to be its principal operation.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[7] Fair Value Measurements:

On January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). The Statement provides guidance for using fair value to measure assets and liabilities.  This Statement refers to fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The Statement does not expand the use of fair value in any new circumstances.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements.

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to elect to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 did not have a material impact on our consolidated financial position, results of operations, and cash flows.

[8] New Accounting Pronouncement:

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”), which becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to US Auditing Standards (“AU”) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. This standard is not expected to have an impact on the Company’s financial position, results of operations or cash flow.

NOTE C - PREPAID EXPENSES

Prepaid expenses consist of the following:

	June 30, 2008 (Unaudited)	December 31, 2007
Advance for plasma purchases	$356,047	$2,339,674
Prepaid insurance	278,323	451,499
Prepaid other	44,379	18,080
Total	$678,749	$2,809,253

NOTE D - FIXED ASSETS

Fixed assets, at cost, consist of the following:

	June 30, 2008 (Unaudited)	December 31, 2007
Office equipment	$254,538	$274,957
Lab equipment	11,645	11,645
Other	75,198	75,198
Total	341,381	361,800
Accumulated depreciation	(114,259)	(89,399)
	$227,122	$272,401

The Company recorded depreciation expense of $30,395 and $11,419 for the three months ended June 30, 2008 and 2007, respectively, and $50,813 and $22,925 for the six months ended June 30, 2008 and 2007, respectively.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE E - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2008 (Unaudited)	December 31, 2007
Research and development - sponsored research	$234,000	$234,000
Research and development – clinical	821,470	335,485
Research and development – other	30,695
Research and development - payroll	53,524	24,604
General and administrative – professional fees	18,200	179,000
General and administrative – payroll	1,073,714	326,333
General and administrative – other	286,949	78,887
Sanquin facility upgrade		324,187
Other	203,893	181,549
Total	$2,722,445	$1,684,045

NOTE F – SANQUIN BLOOD SUPPLY FOUNDATION

[1] Loan payable

The Company purchases its C1 INH product for clinical trials from the Sanquin Blood Supply Foundation (“Sanquin”). Under the agreement with Sanquin, Sanquin provided loans to the Company for these purchases. The loans are subject to a purchase money security interest. Upon regulatory approval, Sanquin will forgive each loan and release all security interests. If regulatory approval is not obtained, then each loan is payable on the earlier of January 16, 2014 or the termination of the agreement. The principal loan balance outstanding as of June 30, 2008 and December 31, 2007 was $4,962,967 net of debt discount of $1,745,437 and $4,381,092 net of debt discount of $1,872,846, respectively. This debt discount relates to interest imputed on the original loan balance as it is non-interest bearing and was recorded as a reduction to product costs that were included as research and development expense. The Company fulfilled the loan purchase commitment in August 2007 at which time the aggregate loan amount became fixed, subject to foreign exchange fluctuations. The loans are payable in Euros and any currency differences were recorded in our unaudited condensed consolidated statement of operations as a research and development expense and in 2008 are recorded as a foreign exchange gain or loss. The Company has recorded interest expense using the effective interest rate method. Interest rates range from 4.31% to 7.66%. For the three months ended June 30, 2008 and 2007, interest expense was $63,884 and $44,908, respectively, and $127,409 and $75,647 for the six months ended June 30, 2008 and 2007, respectively. The amount included as a foreign exchange gain for the three months ended June 30, 2008 was $510 and the amount included as a foreign exchange loss for the six months ended June 30, 2008 was $454,465. The amount included in research and development expense for product cost for the three and six months ended June 30, 2007 was $761,323 and $1,401,545, respectively.

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

On October 10, 2007, the Company entered into an amendment, dated as of September 24, 2007, to the Distribution Agreement.  Pursuant to the amendment, the Company agreed on terms of a construction project to scale-up the production facilities of Sanquin to be used for the purpose of meeting the Company’s anticipated ongoing requirements for the commercial use of the C1 INH product to be marketed as Cinryze™.  Pursuant to the terms and conditions of the amendment,

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE F – SANQUIN BLOOD SUPPLY FOUNDATION (CONTINUED)

[2] Distribution and manufacturing services agreement and Loan Receivable (continued)

the Company is developing a project plan for the construction of additional production facilities with Sanquin.  Subject to the terms of the final project plan, the Company agreed to provide Sanquin with a non-interest bearing loan, up to a maximum amount of €7.5 million (approximately US $11.8 million, based on the exchange rate as of June 30, 2008), to finance the construction project.  This loan will be due July 1, 2014 and Sanquin agreed to repay the principal amount of the loan by providing us with a discount to the per unit purchase price of Cinryze™.  Under the agreement, the Company’s purchase discount will apply to purchases through the earlier of the date that the Company’s loan receivable is paid in full or July 1, 2014. The loan receivable balance outstanding as of June 30, 2008 and December 31, 2007 was $3,662,900 and $3,414,755 and the fair value of the loan was $3,545,704 and $3,064,186, respectively.  In accordance with APB No. 21, Interest on Receivables and Payables, the Company did not impute interest since the loan does not require repayment in the future, but rather will be applied to the purchase price of Cinryze™.  The estimated fair value of the loan receivable as of June 30, 2008 and December 31, 2007 are based on the present value of the cash flows discounted at a rate 3.31% and 5.5%, respectively, that approximates current market returns.  In addition, in the event the agreement is terminated before July 1, 2014 because of a default by the Company or if by such date the volume of product the Company ordered is less than the required volume for Sanquin to repay the loan, then the Company shall waive the then outstanding balance of the loan.

Pursuant to the amendment, Sanquin shall manufacture C1 INH product for the Company on a toll-manufacturing basis using blood plasma supplied by the Company.  The Company agreed to purchase a specified amount of such product from Sanquin totaling approximately $19.0 million, net of the agreed upon discount, until the scale up is approved by the appropriate regulatory authorities, which we expect to occur during 2009.  In addition, the Company agreed to an annual minimum purchase commitment of product of approximately $20.9 million, net of the agreed upon discount, during the term of the Agreement commencing in the year in which the scale up is approved in the U.S. for commercial production.  The agreed-upon product purchase price and discount rate were the results of arm’s length negotiations between the Company and Sanquin and is covered by the toll-manufacturing agreement entered into between the Company and Sanquin in October 2007 pursuant to which Sanquin provides the Company with manufacturing and ancillary services. The purchase price is based on the quantity of product purchased during a calendar year, with the volumes purchased up to an agreed upon threshold priced at a higher rate than amounts purchased above such threshold. The purchase price is subject to annual adjustments based on the following parameters: (a) to reflect increases or decreases in the Dutch consumer price index; (b) as agreed to by the parties through good faith negotiations in the event of a significant change in processing as a result of product improvement or regulatory requirements; (c) as agreed to by the parties to cover Sanquin’s actual cost for liability insurance for any country where Sanquin supplies product to the Company; and (d) as agreed to by the parties to repay the loan made by the Company in connection with the scale-up of Sanquin’s facilities. The Company’s estimates of its total purchase commitments do not reflect these adjustments due to the inability to calculate the actual changes in the product purchase price which may be caused by such adjustments.

Further, the Company and Sanquin agreed upon the minimum annual purchase commitments under the agreement based on the Company’s anticipated need for product and the ability of Sanquin to manufacture sufficient quantities of product. The Company and Sanquin agreed to negotiate in good faith to modify these requirements in the event that regulatory approval for commercial release of Cinryze™ in the U.S. does not occur by March 31, 2008.  As the Company had not received regulatory approval for Cinryze™ as of such date, the Company has been in discussions with Sanquin regarding these requirements. However, no assurances can be given that we will ultimately enter into a modification agreement, or similar arrangement with Sanquin to modify our commitments under this Agreement.  In such an event, the Company’s liabilities to Sanquin would be subject to the current terms of the Agreement.  The Company’s contractual purchase commitments are subject to annual adjustments based on market conditions and do not include the cost of storage, handling and testing services that Sanquin will provide.

NOTE G – TERM LOAN PAYABLE

On November 2, 2007, the Company and its wholly-owned subsidiary, Lev Development Corp. entered into a Term Loan Agreement (the “Loan Agreement”) and a Pledge and Security Agreement of the same date (the “Security Agreement” and together with the Loan Agreement, the “Secured Financing Agreements”), among the Company, the Lender executing the Loan Agreement (the “Lender”) and Mast Capital Management, LLC (“Mast”), as agent for the Lender.

Under the Loan Agreement, the Lender agreed to provide a term loan facility to the Company in an aggregate amount of up to $20,000,000. The loan is secured by a first priority lien on all of the Company’s assets. Pursuant to the terms and conditions of the Secured Financing Agreements, at the initial closing the Company received an initial loan of $10,000,000. Subsequent term loan advances may be requested by the Company in amounts not less than $1,000,000 each during the twelve month period from the closing date. The Company’s ability to request additional loans is subject to the Company maintaining (i) a borrowing base in excess of the outstanding aggregate loan amount and (ii) compliance with the covenants and conditions of the loan. The loan is for a term of 36 months and matures on November 1, 2010.  Interest on the loan accrues at the rate of 13.5% per annum and had an effective interest rate of 26.7% as of June 30, 2008 and 26.6% as of December 31, 2007. As of June 30, 2008, the principal balance of the loan outstanding was $10,000,000 with accrued interest owed of $940,296 net of debt discount of $854,011. As of December 31, 2007, the principal balance of the loan outstanding was $10,000,000 with accrued interest owed of $222,471 net of debt discount of $1,037,017. Commencing November 1, 2008, the Company must pay minimum cash interest payments of 10.5% and an additional 3% accrues through the term of the loan.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE G – TERM LOAN PAYABLE (CONTINUED)

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

NOTE H - INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we did not recognize any adjustment in the liability for unrecognized income tax benefits. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the financial statements as general and administrative expense.

NOTE I - EMPLOYMENT AGREEMENTS

On January 23, 2007, the Company entered into an amended and restated employment agreement with each of its Chief Executive Officer, Dr. Joshua D. Schein, and its Executive Vice President and Chairman, Mr. Judson Cooper. Both employment agreements are effective as of January 17, 2007. Under the employment agreements, the Executives will be entitled to a base salary of $425,000 beginning as of January 1, 2007. In addition, the Executives are entitled to a bonus as defined in the employment agreements. The Executives were each granted options to purchase 1,600,000 shares of the

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE I - EMPLOYMENT AGREEMENTS (CONTINUED)

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

On December 20, 2007, the Company entered into a second amended and restated employment agreement with each of its Chief Executive Officer, Dr. Joshua D. Schein, and its Executive Vice President and Chairman, Mr. Judson Cooper. In addition to the execution of the amended and restated employment agreements, on December 20, 2007, we also awarded each of the Executives a cash bonus for the 2007 fiscal year of $425,000, which was approved by our Compensation Committee. The amended and restated employment agreements are for an initial term expiring December 31, 2012 and at the end of the initial term renew automatically for additional one year terms unless sooner terminated or not renewed. Under the employment agreements, the Executives will continue to receive a base salary of $425,000; provided, however, that the base salary shall increase to $500,000 effective upon the date on which the FDA approves our BLA for our lead product candidate (the “Approval Date”). In addition, the base salary shall increase at the end of each year of service (commencing at the end of 2007) by the greater of (i) 4% or (ii) a percentage equal to the increase, if any, in the United States Department of Labor Consumer Price Index (or comparable index, if available) for the New York metropolitan area over the previous 12 months. Commencing in the year in which the Approval Date occurs, the Executives will be entitled to a bonus opportunity within the target range of 75% to 200% of base salary, based on satisfaction of performance targets to be determined by the Compensation Committee. In addition, we granted 2,000,000 shares of restricted common stock to each of the Executives with the following vesting schedule: 50% of the restricted stock shall vest and the restrictions thereon shall lapse on the Approval Date and thereafter 25% of the restricted stock shall vest and the restrictions thereon shall lapse on each of the first and second anniversaries of the Approval Date. The Company has determined that it is probable as of June 30, 2008 and December 31, 2007 that the restricted shares will vest. The Company cannot provide any assurances as to when it may receive FDA approval and in the event that FDA approval is not obtained, the Company will revise its estimates regarding these awards. Therefore, the Company recorded compensation expense of $184,643 for the period December 20, 2007 to December 31, 2007, $1,133,661 for the three months ended June 30, 2008 and $2,661,161 for the six months ended June 30, 2008 based upon the value of the common stock amortized through the estimated Approval Date.

As described in further detail in Note M, Messrs. Cooper and Schein entered into separation agreement with the Company and ViroPharma Incorporated (“ViroPharma”) in connection with the Company’s merger agreement with ViroPharma, which (i) provide for their resignation immediately following the closing of the merger, (ii) specify the payments to be received by them in connection with the Merger in a manner consistent with their existing employment agreements (other than with respect to their restricted stock award) and (iii) modify the restrictive covenants under their employment agreements to, among other things, extend the term of the restriction on competition from one to three years.

On June 16, 2008, the Company entered into an agreement with its Chief Financial Officer, Mr. Douglas J. Beck, amending certain of the terms of his employment agreement with the Company, which employment agreement was dated as of June 7, 2006. The amended agreement, which is effective as of June 9, 2008, extends the term of Mr. Beck’s employment agreement with the Company for a period of two years and provides for an increase in Mr. Beck’s annual base salary to $192,675 effective June 9, 2008 and an increase to $202,309 effective June 9, 2009. No other terms of the Company’s employment agreement with Mr. Beck are modified by this amended agreement.

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

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE J - PLASMA SUPPLY AGREEMENTS

DCI Management Group, LLC

On July 19, 2007, the Company entered into an agreement, for the purchase and sale of plasma with DCI Management Group, LLC (the “DCI Agreement”) pursuant to which the Company will purchase certain quantities of U.S. Source Plasma to be utilized in the production of product under our Distribution and Manufacturing Services Agreement with Sanquin. Under the DCI Agreement, the supplier agreed to sell us specified annual quantities of plasma, in accordance with applicable good manufacturing practices. In 2007, the Company purchased approximately $13.5 million of plasma under this agreement. The Company is committed to purchase $9,300,000 worth of product during 2008 and has purchased approximately $4.5 million during the six months ended June 30, 2008. Thereafter the Company expects its annual purchase commitment to be between $12.2 million and $12.9 million for the balance of the term of the DCI Agreement. The Company’s contractual purchase commitments are subject to annual percentage increases based on market conditions. As of June 30, 2008, the Company estimates its total remaining commitment under this DCI Agreement to be approximately $42.5 million.

The purchase price that the Company agreed to in the DCI Agreement was the results of arm’s length negotiations between the Company and DCI Management Group, LLC. In agreeing upon the terms set forth in this agreement, the Company based its decision on market conditions for the purchase and sale of U.S. Source Plasma. Specifically, the purchase price set forth in the DCI Agreement was consistent with the market price for the purchase and sale of U.S. Source Plasma at the time that the Company entered into the DCI Agreement. Further, the parties agreed upon the minimum annual purchase commitments under this agreement based on the Company’s anticipated need for plasma during the term. The initial purchase price for plasma under the agreement will be reduced following the Company’s purchase of a contractually-defined quantity of plasma, following which subsequent purchases during the term of the Agreement will be based on an adjusted per-unit price. The per-unit purchase price is subject to adjustment on an annual basis as negotiated by the parties based on the then-current market price for U.S. Source Plasma within a range agreed upon by the parties.

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

The final closing inventory that the Company may be required to purchase upon expiration or certain termination events is based on the supplier’s inventory at the time of such expiration or termination. This closing inventory will be equal to any volumes collected by DCI Management Group for the Company during the 60 day period prior to such termination or expiration to meet the Company’s minimum commitment during the last year of the DCI Agreement. In no event shall the total closing inventory exceed the minimum annual quantity specified by the DCI Agreement.

NOTE K – AGREEMENT FOR SALE OF PLASMA INTERMEDIATES

Plasma Centers of America, LLC

On April 9, 2008, the Company entered into an agreement (the “Purchase Agreement”) with Plasma Centers of America, LLC (the “Seller”) pursuant to which the Company and the Seller will, subject to the terms and conditions of the Purchase Agreement, consummate the following transactions: (1) the acquisition by the Company of a maximum of three plasma collection centers, assuming the satisfaction of certain performance targets by Seller; (2) construction of three new plasma collection centers (the “New Centers”) by Seller; and (3) purchase by the Company of Source Plasma from each new collection center in accordance with the terms of the Purchase Agreement. Pursuant to the Purchase Agreement, Seller shall construct and operate the three New Centers in accordance with the schedule agreed upon by the parties. In connection with Seller’s obligations, the Company will make certain performance payments to Seller upon their achievement of agreed upon milestones relating to the construction and operation of each New Center. Further, during the period commencing on each

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE K – AGREEMENT FOR SALE OF PLASMA INTERMEDIATES (CONTINUED)

Plasma Centers of America, LLC (continued)

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

The Company’s commitments under this contract are comprised of three variable cost inputs: performance payments based on milestones achieved by the Seller, costs of purchasing Source Plasma generated from each New Center and costs of acquiring the New Centers in the event that the contractual benchmarks are satisfied. The aggregate amount of the performance payments required under this agreement for all New Centers is estimated at $900,000. Further, the Company estimates that, if all three New Centers become operational in the time frames specified in the agreement that the Company’s total pre-acquisition purchase commitment for plasma generated from such New Centers would be $9,444,528. This assessment is based on management’s estimate of the volume plasma collections at each New Center. However, plasma collections may be highly variable at each location, and therefore our actual obligations may be significantly higher or lower. In the event the contractually specified benchmarks are satisfied and the Company acquires one or more New Centers, the Company’s acquisition cost for each New Center will be based on the volume of collections generated at each New Center multiplied by our per unit cost of plasma purchases from such New Center. The Company estimates that its cost for acquiring all three New Centers is $11,998,992. However, as this commitment is based on the plasma collections generated at each New Center, our actual acquisition cost may differ.

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

Intermediate Supply Agreement

On April 9, 2008, the Company entered into an agreement (the “Sale Agreement”) with Biotest AG (“Purchaser”) pursuant to which the Company will sell to Purchaser all of its excess output of specific intermediate plasma products (the “Residuals”) derived from the plasma processed by Sanquin Blood Supply Foundation (“Sanquin”) on behalf of the Company. In addition, the Company offered Purchaser a right of first refusal to purchase unprocessed plasma in the event the Company elects to sell unprocessed plasma to a third party. The Company expects to sell approximately €6.4 million (approximately US $10.1 million, based on the exchange rate as of June 30, 2008) of Residuals during 2008. During the three and six months ended June 30, 2008, the Company sold approximately €2.8 million (approximately US $4.5 million) of Residuals. However, the amounts that we will receive are dependent upon the actual volume of plasma processed on our behalf and as this amount is subject to periodic fluctuations, actual proceeds may be less than expected. The Purchaser also agreed to provide the Company with a right of first refusal, subject to certain exceptions, to repurchase certain by products derived from the Residuals. The Sale Agreement has an initial term expiring December 31, 2012, unless sooner terminated. Either party may terminate the Sale Agreement upon written notice if the other party is in material breach of any provision thereof, subject to applicable cure periods. In the event of a breach of the Sale Agreement by Purchaser, Purchaser shall be liable to purchase all amounts of Residuals deliverable under the Sale Agreement during its remaining term.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE L - LEGAL

The Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not presently a party to any proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on our business, results of operations or financial condition.

NOTE M - SUBSEQUENT EVENTS

Merger Agreement with ViroPharma Incorporated

On July 15, 2008, the Company announced that it had entered into a definitive agreement (the “Merger Agreement”) with ViroPharma Incorporated (“ViroPharma”) and HAE Acquisition Corp. (“Merger Sub”) that provides for the acquisition of the Company by ViroPharma by means of a merger (the “Merger”) of Merger Sub with and into the Company. The boards of directors of both companies have unanimously approved the transaction. Closing is subject to certain conditions, including antitrust approvals, the approval of the Company’s stockholders and other customary closing conditions. On July 15, 2008, Dr. Joshua Schein, the Company’s Chief Executive Officer and Mr. Judson Cooper, the Company’s Chairman and Executive Vice President, held an aggregate of approximately 21.5% of the outstanding shares of the Company’s common stock, have agreed to vote their shares in favor of the transaction. Approval by ViroPharma’s stockholders is not required. The transaction is expected to close by the end of 2008.

The Merger Agreement provides that, upon consummation of the merger, each share of common stock, par value $.01 per share, of the Company (“Company Common Stock”), issued and outstanding immediately prior to the effective time of the Merger (other than any shares of Company Common Stock owned by the Company or ViroPharma or their wholly owned subsidiaries or as to which statutory appraisal rights are perfected) will be converted into the right to receive (i) that number of shares of common stock, par value $.002 per share of ViroPharma (“ViroPharma Common Stock”) equal to the quotient determined by dividing $0.50 by the Average Closing Price (the “Exchange Ratio”); provided, that, if the Average Closing Price is less than $10.03, the Exchange Ratio will be 0.050 and if the Average Closing Price is greater than $15.68, the Exchange Ratio will be 0.032, (ii) $2.25 in cash, without interest, and (iii) a non-transferable contingent value right (“CVR”) that provides for contingent consideration of up to $1.00 per share. The contingent consideration may be paid on the achievement of certain regulatory and commercial milestones, as more fully described below. As used herein, “Average Closing Price” means the average daily closing price per share of the ViroPharma Common Stock on The Nasdaq Stock Market for the 20 consecutive trading days ending on (and including) the second trading day immediately prior to the effective time of the Merger.

The Merger Agreement provides that, during the period between the date of the Merger Agreement and the closing of the Merger, the Company will operate its business in the ordinary course. Additionally, during such period, the Company is restricted from taking certain actions without obtaining the prior consent of ViroPharma (which may not be unreasonably withheld). Further, the Merger Agreement prohibits the Company from soliciting or encouraging competing acquisition proposals. However, the Company may, on the terms and subject to the conditions set forth in the Merger Agreement, provide information to, and negotiate with, a third party that makes an unsolicited acquisition proposal that the Company’s board of directors determines constitutes or would reasonably be expected to result in a “Superior Proposal” (as defined in the Merger Agreement). The Merger Agreement contains certain termination rights for both the Company and ViroPharma, including, among other things, the right of ViroPharma to terminate the Merger Agreement upon the occurrence of certain regulatory actions related to the Company. Either party may also terminate the Merger Agreement if the Merger has not occurred on or prior to January 15, 2009 and the terminating party is not in breach of the Merger Agreement. The Merger Agreement provides that, upon termination of the Merger Agreement under specified circumstances, the Company will pay ViroPharma a termination fee of $18.5 million and/or reimbursement of reasonable, documented expenses.

The Company has incurred and is expected to continue to incur legal, accounting, tax and other strategic consulting costs specifically associated with the planned merger. These costs totaled approximately $163,000 for the three and six months ended June 30, 2008 and have been reported within general and administrative expenses in the Company’s Unaudited Consolidated Statement of Operations.

Contingent Value Rights Agreement

At the closing of the Merger, the Company, ViroPharma and StockTrans, Inc. will enter into a Contingent Value Rights Agreement (the “CVR Agreement”), a form of which is attached to the Merger Agreement. The CVR Agreement sets forth

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE M - SUBSEQUENT EVENTS (CONTINUED)

Contingent Value Rights Agreement (continued)

the rights that former stockholders of the Company will have with respect to each CVR to be held by them after the closing of the Merger. Each CVR provides the former stockholders of the Company with the right to receive up to two contingent payments of $0.50 each per share if the Company meets certain targets after the closing of the Merger. The first CVR payment of $0.50 per share would become payable when either (i) the Company’s leading product candidate for the prophylactic and acute treatment of hereditary angioedema (“HAE”), Cinryze™, is approved by the United States Food and Drug Administration (the “FDA”) for acute treatment of HAE and the FDA grants orphan exclusivity for Cinryze™ encompassing the acute treatment of HAE to the exclusion of all other human C1 inhibitor products or (ii) orphan exclusivity for the acute treatment of HAE has not become effective for any third party’s human C1 inhibitor product for two years from the later of the date of closing and the date that orphan exclusivity for Cinryze™ for the prophylaxis of HAE becomes effective. The second CVR payment of $0.50 per share would become payable when Cinryze™ reaches at least $600 million in cumulative net product sales within 10 years of closing. CVRs will not be transferable, except in the limited circumstances specified in the CVR Agreement.

Stockholder Voting Agreement

As an inducement to ViroPharma and as a condition to ViroPharma’s entering into the Merger Agreement, Judson Cooper, the Company’s Chairman of the Board of Directors, Executive Vice President and Secretary, and Joshua D. Schein, the Company’s Chief Executive Officer (together, the “Stockholder Parties”), entered into a Voting Agreement with ViroPharma, dated July 15, 2008 (the “Voting Agreement”), whereby the Stockholder Parties agreed to vote all of the shares of Company Common Stock currently beneficially owned by them or acquired by them after such date and prior to the date the Voting Agreement terminates in favor of approval of the adoption of the Merger Agreement and approval of the Merger and against any Alternative Transaction, including a Superior Proposal (each as defined in the Merger Agreement). The Stockholder Parties also granted ViroPharma an irrevocable proxy granting ViroPharma the right to vote such shares in accordance with the preceding sentence. The Voting Agreement limits the ability of the Stockholder Parties to sell or otherwise transfer the shares of Company Common Stock beneficially owned by them. As of July 15, 2008, the Stockholder Parties owned an aggregate of approximately 32,766,917 shares of Company Common Stock, representing, after the issuance of shares of Company Common Stock to ViroPharma (as described below), approximately 21.5% of the outstanding shares, and options to purchase approximately 6,054,900 shares of Company Common Stock. The Voting Agreement terminates upon the earliest to occur of (i) the date of the effectiveness of the Merger, (ii) the date of the termination of the Merger Agreement in accordance with its terms, (iii) the date of any material modification or amendment of the Merger Agreement, including but not limited to, a modification of the consideration payable to stockholders of the Company pursuant to the Merger Agreement as in effect on the date of the execution of the Voting Agreement and (iv) notice from the Company.

Equity Investment

Concurrently with the execution of the Merger Agreement, the Company and ViroPharma entered into a Securities Purchase Agreement (the “SPA”), relating to the sale of 9,661,836 shares (the “Shares”) of Company Common Stock, representing approximately 6.3% of the outstanding shares, to ViroPharma at a purchase price of $2.07 per share. The Shares were sold by the Company pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-143196). The net offering proceeds to the Company were approximately $19,850,000 after deducting estimated expenses. The sale of the Shares was consummated on July 15, 2008.

ViroPharma agreed, prior to the termination of the Merger Agreement, that at every stockholders meeting of the Company, ViroPharma will vote the Shares, in proportion to the vote by the other stockholders of the Company, among other things, (i) in favor of approval of the merger, the merger agreement and the other transactions contemplated thereby (collectively, the “Proposed Transaction”) and (ii) against the approval or adoption of any proposal made in opposition to, or in competition with, the Proposed Transaction. This limitation will not apply to any person that ViroPharma transfers any of the Shares to, other than an affiliate of ViroPharma.

Under the SPA, the Company covenants to use the net proceeds from the sale of the Shares solely for the research, development and commercialization of Cinryze™, including but not limited to: (i) building inventory for the potential launch of Cinryze™ for the treatment of HAE in the United States; (ii) obtaining approval for Cinryze™; (iii) independently commercializing Cinryze™ for the treatment of HAE in the United States; (iv) conducting research and development activities of Cinryze™ for HAE, including clinical trials; (v) opening and operating plasma centers; (vi) developing and implementing related marketing plans; and (vii) related payroll, travel, entertainment, education and other related expenses and corporate overhead. This covenant terminates upon the earlier of the termination of the Merger Agreement or the consummation of the Merger.

LEV PHARMACEUTICALS, INC. AND SUBSIDIARY
(a development stage enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE M - SUBSEQUENT EVENTS (CONTINUED)

Separation Agreements

The Company and ViroPharma have entered into separation agreements (the “Separation Agreements”) with each of Messrs. Cooper and Schein, which (i) provide for their resignation immediately following the closing of the merger, (ii) specify the payments to be received by them in connection with the Merger in a manner consistent with their existing employment agreements (other than with respect to their restricted stock award as described below) and (iii) modify the restrictive covenants under their employment agreements to, among other things, extend the term of the restriction on competition from one to three years. As contemplated by their employment agreements, each of the executives will receive a transaction fee equal to 1.5% of the aggregate transaction value of approximately $442 million (which may increase as a result of the payment of the CVRs discussed above). In addition, they will receive a lump sum severance payment equal to salary and bonus through December 31, 2012, they will be eligible to continue to participate in certain health and welfare plans through December 31, 2012 and the Company will pay the executives a grossup for any applicable golden parachute excise taxes. The aggregate amount of these cash payments (including the transaction fee and the grossup payment) are subject to a cap of 3.25% of the aggregate transaction value of approximately $442 million (which may increase as a result of the payment of the CVRs discussed above). Pursuant to the terms of the Separation Agreements and/or grant agreements, any unvested options and restricted stock will be deemed vested on the closing of the Merger.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties.

Forward Looking Statements

This Report on Form 10-Q of Lev Pharmaceuticals, Inc. may contain forward-looking statements. We are including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us or on our behalf. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Any forward-looking statement contained in this document speaks only as of the date on which the statement is made. We undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

Overview

We are a development stage biopharmaceutical company that was formed in July 2003 to focus on developing and commercializing therapeutic products for the treatment of inflammatory diseases. Our product candidates are based on C1 INH, a human plasma protein that mediates inflammation and is potentially applicable as a treatment for a range of medical indications. We initiated a Phase III clinical trial of our lead product candidate, C1 INH for the acute treatment of hereditary angioedema (“HAE”) in March 2005. In November 2005, we initiated a Phase III clinical trial of C1 INH for the prophylactic treatment of HAE. In October 2005, we received fast track designation status by the United States Food and Drug Administration (“FDA”) for the treatment of HAE. We also have rights to develop C1 INH for the treatment of selective other diseases and disorders in which inflammation is known or believed to play an underlying role. We have certain rights to C1 INH technology through agreements with Sanquin, an Amsterdam-based not-for-profit organization that provides blood and plasma products and related services, carries out research and provides education, primarily in the Netherlands.

Merger Transactions

Public Company/Recapitalization Mergers

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

Proposed Merger with ViroPharma Incorporated

On July 15, 2008, we announced that we entered into a definitive agreement (the “Merger Agreement”) with ViroPharma Incorporated (“ViroPharma”) and HAE Acquisition Corp. (“Merger Sub”) that provides for the acquisition of the Company by ViroPharma by means of a merger (the “Merger”) of Merger Sub with and into the Company. The boards of directors of both companies have unanimously approved the transaction. Closing is subject to certain conditions, including antitrust approvals, the approval of the Company’s stockholders and other customary closing conditions. Dr. Joshua Schein, Lev’s Chief Executive Officer and Mr. Judson Cooper, Lev’s Chairman and Executive Vice President, who currently hold an aggregate of approximately 21.5% of the outstanding shares of the Lev’s common stock, have agreed to vote their shares in favor of the transaction. Approval by ViroPharma’s stockholders is not required. The transaction is expected to close by the end of 2008.

The Merger Agreement provides that, upon consummation of the merger, each share of common stock, par value $.01 per share, of Lev (“Company Common Stock”), issued and outstanding immediately prior to the effective time of the Merger (other than any shares of Lev’s Common Stock owned by us or ViroPharma or their wholly owned subsidiaries or as to which statutory appraisal rights are perfected) will be converted into the right to receive (i) that number of shares of common stock, par value $.002 per share of ViroPharma (“ViroPharma Common Stock”), equal to the quotient determined by dividing $0.50 by the Average Closing Price (the “Exchange Ratio”); provided, that, if the Average Closing Price is less than $10.03, the Exchange Ratio will be 0.050 and if the Average Closing Price is greater than $15.68, the Exchange Ratio will be 0.032, (ii) $2.25 in cash, without interest, and (iii) a non-transferable contingent value right (“CVR”) that provides for contingent consideration of up to $1.00 per share. The contingent consideration may be paid on the achievement of certain regulatory and commercial milestones, as more fully described below. As used herein, “Average Closing Price” means the average daily closing price per share of the ViroPharma Common Stock on The Nasdaq Stock Market for the 20 consecutive trading days ending on (and including) the second trading day immediately prior to the effective time of the Merger.

We have incurred and are expected to continue to incur legal, tax and other strategic consulting costs specifically associated with the planned Merger. These costs totaled approximately $163,000 for the three and six months ended June 30, 2008 and have been reported within general and administrative expenses in the Company’s Unaudited Consolidated Statement of Operations.

Operational Activities - Product Development

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

From July 21, 2003 (inception) through June 30, 2008, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial biopharmaceutical products, and do not expect to have a product until September 2008 at the earliest subject to FDA approval. As a company that may have limited product revenues, subject to FDA approval, and no profit over the next year, management of cash flow is extremely important. A significant use of our cash is for research and development activities, which include clinical trials and regulatory clearance. During the three and six months ended June 30, 2008, our research and development expenses were $4,925,613 and $7,744,122, respectively.

Research/Product Programs

Hereditary Angioedema

On January 17, 2007, we announced that we had completed patient treatment in the acute portion of a pivotal Phase III clinical trial for our lead product candidate, C1 INH for the treatment of HAE and on March 14, 2007, we announced positive results from our Phase III clinical trial of C1 INH for the acute treatment of HAE. In the acute trial, the protocol-defined primary endpoint was reached, showing a clinically and statistically significant reduction in the time to sustained relief of acute HAE symptoms. The primary endpoint was met using the protocol-defined intent to treat analysis, with a median time to unequivocal relief of 2.0 hours for patients receiving C1 INH compared to greater than 4.0 hours, the maximum evaluation period, for patients receiving placebo. In addition, 18 laryngeal attacks were treated in the study on an open label basis. All of the laryngeal attacks were successfully treated with C1 INH. Based on the positive results of this trial, we filed a biologics license application, or BLA, with the FDA on July 31, 2007. If approved, we intend to commercialize C1 INH ourselves through a specialty sales force in the United States and market this product under the name Cinryze™.

On May 31, 2007, we announced that we had completed patient treatment in the second phase of the trial, examining the effectiveness of C1 INH in preventing inflammatory attacks in more severely affected HAE patients and on September 10, 2007 we announced positive results from our Phase III clinical trial of C1 INH for the prophylactic treatment of HAE. In the prophylactic trial, the protocol-defined primary endpoint was achieved, showing a clinically and statistically significant reduction in the number of HAE attacks. In the 24 week, double-blind, placebo controlled study, a total of 24 patients were randomly assigned to one of two treatment groups: twelve weeks of C1 INH treatment followed by 12 weeks of placebo or 12 weeks of placebo treatment followed by 12 weeks of C1 INH. A total of 22 patients were crossed-over to the second arm of the study. Patients received twice-weekly doses of C1 INH or placebo. The primary endpoint was met with a 51% reduction in the number of attacks in the C1 INH group (p<0.0001). Secondary endpoints in the study also showed highly significant differences in favor of C1 INH, including a 66% reduction in days of swelling (p<0.0001) and decreases in the average severity of attacks (p=0.0008) and average duration of attacks (p=0.0004). Based on the positive results of this study, we amended our BLA filing with the FDA on October 30, 2007. Our product candidate was well tolerated with an adverse event profile no different from placebo. The most common adverse reactions observed were injection site rash and lightheadedness. No drug-related serious adverse events, no immunogenicity and no decrease in efficacy have been observed in the trials.

On January 30, 2008, we announced our receipt of a complete response letter from the FDA regarding our BLA for Cinryze™ for the acute and prophylactic treatment of HAE. In our announcement, we stated that the FDA requested information with respect to chemistry, manufacturing and controls, as well as additional analyses of existing efficacy data from the Cinryze™ trials. While no new clinical trials were requested in this letter, no assurances can be given that additional clinical studies will not be requested in the future or on the timing of any further FDA action. On April 15, 2008, we announced that we formally submitted our complete response to the U.S. Food and Drug Administration’s complete response (or “approvable”) letter for our lead product candidate, Cinryze™. On May 2, 2008, FDA’s Blood Products Advisory Committee determined that there is sufficient evidence of the safety and efficacy for the approval of Cinryze™ for the prophylactic treatment of HAE. On May 6, 2008, we announced that the FDA accepted for review our complete response submission for Cinryze™ (C1 inhibitor) and that it designated our complete response as a Class 2 resubmission, establishing an October 14, 2008 target action date to complete their review of our BLA for Cinryze™.

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

Distribution and Manufacturing Agreement with Sanquin

In January 2004, we entered into a distribution and manufacturing services agreement with Sanquin relating to the treatment of HAE. Sanquin currently manufactures and markets a highly purified preparation of C1 INH in Europe and pursuant to the agreement, Sanquin agreed to provide us with C1 INH for use in our clinical trials and for commercial distribution upon regulatory licensure. Pursuant to the agreement, we have distribution rights in Israel and all countries in North, Central and South America, with the exception of the Dutch Overseas Territories, Argentina and Brazil.

Under the distribution agreement, it is our responsibility to conduct the Phase III clinical trials of C1 INH for the treatment of HAE and to prepare and file all regulatory applications necessary to register the product candidate. Sanquin agreed to provide us with the technical data and support necessary to assist us in preparing and filing all such regulatory applications. Furthermore, Sanquin agreed to supply C1 INH for our Phase III clinical trials. Upon receipt of FDA approval for our product candidate for the treatment of HAE, upon commercial launch of this product and thereafter during the term of the agreement, Sanquin will supply us with our commercial requirements for C1 INH for the treatment of HAE in each country where we have received regulatory approval. Our purchase of C1 INH from Sanquin is subject to minimum annual purchase requirements upon receipt of FDA approval.

On October 10, 2007, we entered into an amendment, dated as of September 24, 2007, to our distribution and manufacturing services agreement with Sanquin. Pursuant to this amendment, we agreed with Sanquin on the terms regarding a construction project to scale-up the production facilities of Sanquin to be used for the purpose of meeting our anticipated ongoing requirements for the commercial use of its C1 INH product, proposed to be marketed as Cinryze™. Subject to the terms of the final project plan, we agreed to provide Sanquin with a non-interest bearing loan, up to a maximum amount of €7.5 million (approximately US $11.8 million, based on the exchange rate as of June 30, 2008), to finance the construction project. In addition, Sanquin agreed to manufacture our C1 INH product on a toll-manufacturing basis using blood plasma supplied by us. We agreed to purchase a specified amount of product from Sanquin until the scale up is approved by the appropriate regulatory authorities and also agreed to an annual minimum purchase commitment of product of approximately $20.9 million, net of the agreed upon discount, during the term of the agreement commencing in the year in which the scale up is approved in the U.S. for commercial production.

Other Research Programs/Acute Myocardial Infarction (“AMI”)

We entered into a separate license agreement with Sanquin on January 27, 2004 relating to the treatment of AMI. Under this agreement, we have an exclusive, worldwide, royalty-bearing license, with the right to sublicense, to the use of C1 INH for the treatment of AMI. In connection with the license agreement, we paid Sanquin certain fees and reimbursed Sanquin for certain expenses. In addition, we have an obligation to pay Sanquin royalties on sales of products incorporating the licensed technology.

This second development program is focused on the use of C1 INH in treating AMI. Current treatments for AMI, both surgical and pharmaceutical, are directed at restoring blood flow to heart tissue or preventing further obstruction. Despite a widespread appreciation for the role of inflammation in AMI in both the scientific and medical communities, no presently available treatments directly target the mechanisms of inflammation. Based on preliminary animal and clinical data, we believe that C1 INH may be useful as a treatment for AMI. On July 15, 2008, the Company and Sanquin agreed to temporarily discontinue further performance under the license agreement until such time as the parties agree to resume such performance. The parties have focused their efforts on obtaining marketing approval in the U.S. for Cinryze™ for the treatment of hereditary angioedema and determined that the most appropriate allocation of resources was in that direction. The parties, however, did not terminate the license agreement. The parties may agree in the future to continue their efforts at commercializing a plan for applying C1 INH for the treatment of AMI.

Plasma Collection Centers

On April 9, 2008, we entered into an agreement (the “Purchase Agreement”) with Plasma Centers of America, LLC (the “Seller”) pursuant to which, subject to the terms and conditions of the Purchase Agreement: (1) we will acquire a maximum of three plasma collection centers, assuming the satisfaction of certain performance targets by Seller; (2) Seller will construct three new plasma collection centers; and (3) we will purchase Source Plasma from each new collection center in accordance with the terms of the Purchase Agreement. Pursuant to the Purchase Agreement, Seller shall construct and operate the three new collection centers in accordance with the schedule agreed upon by the parties. In connection with Seller’s obligations, we will make certain performance payments to Seller upon their achievement of agreed upon milestones relating to the construction and operation of each new collection center.

Satisfaction of Cash Resources

To date, we have relied solely upon selling equity securities in private placements and debt financing to generate cash to implement our plan of operations. Based on our current levels of research and development and our business plan, we believe that our existing cash and cash equivalents of $9,753,063 as of June 30, 2008, proceeds from the sale of our securities to ViroPharma, warrant exercises and residual plasma sales should be sufficient to fund operations through . This raises substantial doubt about the ability for us to continue as a going concern. We do not have any commercial products available for sale and have not generated significant revenues and there is no assurance that if approval of their products is received that we will be able to generate cash flow to fund operations. As we expect that our cash used in operations will increase significantly over the next several years, we may be required to raise additional capital to complete the development and commercialization of our current product candidates. We will pursue equity and/or debt financing alternatives or other financing in order to raise needed funds. If we are unsuccessful in raising additional capital we will need to reduce costs and operations substantially. On April 9, 2008, we entered into an agreement with Biotest AG to sell them volumes of intermediate plasma products generated during the manufacturing process of our lead product candidate, Cinryze™. We expect to sell approximately €6.4 million (approximately US $10.1 million, based on the exchange rate as of June 30, 2008) of intermediates during 2008. During the three and six months ended June 30, 2008, the Company sold approximately €2.8 million (approximately US $4.5 million) of intermediate plasma products. However, the amounts that we will receive are dependent upon the actual volume of plasma processed on our behalf and as this amount is subject to periodic fluctuations, actual proceeds may be less than expected. Volumes of intermediates that we may sell in subsequent years of the agreement are similarly subject to fluctuations.

Equity Investment by ViroPharma

Concurrently with the execution of the Merger Agreement with ViroPharma, we entered into a Securities Purchase Agreement (the “SPA”) with ViroPharma, relating to the sale of 9,661,836 shares (the “Shares”) of our common stock, representing approximately 6.3% of our outstanding shares, to ViroPharma at a purchase price of $2.07 per share. We sold the Shares pursuant to our Registration Statement on Form S-3 (File No. 333-143196). The net proceeds to us were approximately $19.8 million. The sale of the Shares was consummated on July 15, 2008.

Pursuant to the SPA, ViroPharma agreed, prior to the termination of the Merger Agreement, that at every stockholders meeting of Lev, ViroPharma will vote the Shares, in proportion to the vote by the other stockholders of Lev, among other things, (i) in favor of approval of the merger, the merger agreement and the other transactions contemplated thereby (collectively, the “Proposed Transaction”) and (ii) against the approval or adoption of any proposal made in opposition to, or in competition with, the Proposed Transaction. This limitation will not apply to any person that ViroPharma transfers any of the Shares to, other than an affiliate of ViroPharma.

Under the SPA, we agreed to use the net proceeds from the sale of the Shares solely for the research, development and commercialization of Cinryze™, including but not limited to: (i) building inventory for the potential launch of Cinryze™ for the treatment of HAE in the United States; (ii) obtaining approval for Cinryze™; (iii) independently commercializing Cinryze™ for the treatment of HAE in the United States; (iv) conducting research and development activities of Cinryze™ for HAE, including clinical trials; (v) opening and operating plasma centers; (vi) developing and implementing related marketing plans; and (vii) related payroll, travel, entertainment, education and other related expenses and corporate overhead. This covenant terminates upon the earlier of the termination of the Merger Agreement or the consummation of the Merger.

Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes contained elsewhere in this Form 10-Q.

Three Months Ended June 30, 2008 as compared to the Three Months Ended June 30, 2007

We had no revenues during the three months ended June 30, 2008 and 2007 because we do not have any commercial biopharmaceutical products.

Research and development expenses for the three months ended June 30, 2008 and 2007 were $4,925,613 and $4,089,972, respectively. The increase of $835,641 was primarily due to higher expenses relating to the progress of the open-label clinical trials, FDA advisory panel review, payroll and related benefits and stock-based compensation offset by cost recovery on the sale of intermediate plasma products of $850,896.

General and administrative expenses for the three months ended June 30, 2008 and 2007 were $5,922,008 and $2,897,186, respectively. The increase of $3,024,822 was primarily due to increases in stock-based compensation for restricted stock and stock options, payroll and related benefits, pre-commercialization activities and professional fees related to the ViroPharma merger transaction.

Interest income for the three months ended June 30, 2008 and 2007 was $68,926 and $138,940, respectively. The decrease of $70,014 was attributed to having less cash to invest and declining interest rates.

Interest expense for the three months ended June 30, 2008 and 2007 was $539,613 and $44,908, respectively. The increase of $494,705 is primarily attributable to an $18,976 increase of imputed interest attributable to non-interest bearing loans from Sanquin, our supplier of C1 INH product, and accrued interest of $365,002 and amortization of debt discount and deferred financing costs of $110,727 attributable to the term loan payable.

Foreign exchange loss for the three months ended June 30, 2008 and 2007 was $77,058 and $0, respectively. The loss is primarily attributable to transaction losses on the sale of intermediate plasma products. In 2007, foreign exchange gain/loss on the loan payable for purchasing clinical product was recorded in research and development.

Due to the factors mentioned above, the net loss for the three months ended June 30, 2008 was $11,395,366 or a loss of $0.08 per common share, basic and diluted, as compared to a loss of $6,893,126 for the three months ended June 30, 2007 or a loss of $0.06 per common share, basic and diluted.

Six Months Ended June 30, 2008 as compared to the Six Months Ended June 30, 2007

We had no revenues during the six months ended June 30, 2008 and 2007 because we do not have any commercial biopharmaceutical products.

Research and development expenses for the six months ended June 30, 2008 and 2007 were $7,744,122 and $7,313,369, respectively. The increase of $430,753 was primarily due to expenses relating to the FDA advisory panel review, purchases of plasma product for the open-label clinical trials, stock-based compensation and payroll and related benefits offset by cost recovery on the sale of intermediate plasma products of $850,896 and lower expenses in 2008 as compared to 2007 related to the open-label clinical trials and the completion of the Phase III trials in 2007.

General and administrative expenses for the six months ended June 30, 2008 and 2007 were $11,275,906 and $5,318,879, respectively. The increase of $5,957,027 was primarily due to increases in stock-based compensation for restricted stock and stock options, payroll and related benefits, pre-commercialization activities and professional fees.

Interest income for the six months ended June 30, 2008 and 2007 was $212,160 and $336,731, respectively. The decrease of $124,571 was attributed to having less cash to invest and declining interest rates.

Interest expense for the six months ended June 30, 2008 and 2007 was $1,064,924 and $75,682, respectively. The increase of $989,242 is primarily attributable to a $51,763 increase of imputed interest attributable to non-interest bearing loans from Sanquin, our supplier of C1 INH product, and accrued interest of $717,825 and amortization of debt discount and deferred financing costs of $219,689 attributable to the term loan payable.

Foreign exchange loss for the six months ended June 30, 2008 and 2007 was $317,285 and $0, respectively. The loss is primarily attributable to a foreign exchange loss of $454,465 on the loan payable and transaction losses of $57,336 on the sale of intermediate plasma products offset by a gain of $248,146 on the loan receivable. In 2007, foreign exchange gain/loss on the loan payable for purchasing clinical product was recorded in research and development.

Due to the factors mentioned above, the net loss for the six months ended June 30, 2008 was $20,190,077 or a loss of $ 0.15 per common share, basic and diluted, as compared to a loss of $12,371,199 for the six months ended June 30, 2007 or a loss of $0.11 per common share, basic and diluted.

Liquidity and Capital Resources

Cash used in operating activities

As of June 30, 2008, we had cash and cash equivalents of $9,753,063 and working capital of $17,813,346. From inception through June 30, 2008, net cash used in operating activities was $62,375,098. Net cash used in operations was $13,094,981 for the six months ended June 30, 2008, representing an increase of $3,168,191 from net cash used in operating activities of $9,926,790 for the six months ended June 30, 2007. Net cash used in operating activities for the six months ended June 30, 2008 was primarily due to our loss of $20,190,077 in addition to net purchases of inventory of $2,722,556. This loss consisted primarily of expenses associated with general and administrative expenses and research and development activity in the first six months of 2008. Significant increases were directly related to salaries, benefits, advancing our open-label clinical trials for our lead product, and increased pre-launch planning and development costs as we approach potential commercialization of Cinryze™. The operating loss was partially offset by non cash expenses of $5,392,381 primarily related to stock-based compensation related to employee stock options and restricted stock and amortization of debt discount, increased accounts payable of $1,675,460, increased accrued expenses of $1,038,400 and increased prepaid expense and other assets of $2,134,066. Pursuant to the Sanquin loan agreement, purchases made during our Phase III clinical trials were added to our loan and we are not required to make any principal payments. The Company fulfilled the loan purchase commitment in August 2007 at which time the aggregate loan amount became fixed, subject to foreign exchange fluctuations. The loan balance, net of debt discount as of June 30, 2008 was $4,962,967 and will be forgiven when regulatory approval from the FDA is received. If we do not receive regulatory approval, then the loan is repayable on the earlier of January 16, 2014, or the termination of the Agreement. The loan does not bear interest and we impute interest using the effective interest rate method.

Cash used in investing activities

From inception through June 30, 2008, net cash used in investing activities was $3,778,791, primarily related to our loan receivable of $3,424,221 and purchases of fixed assets of $367,335. For the six months ended June 30, 2008, net cash used in investing activities was $5,534 resulting from the purchase of fixed assets.

Cash provided by financing activities

From inception through June 30, 2008, net cash provided by financing activities was $75,906,952. Cash provided by financing activities for the six months ended June 30, 2008 was $943,494 primarily resulting from proceeds from the exercise of warrants during the six months ended June 30, 2008. We expect that cash provided by financing activities will fluctuate based on our ability to raise additional funds through the private and/or public sale of our equity securities, debt financings and the future volume of warrants and stock options exercised.

Cash Flows

Our unaudited condensed consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. We have limited capital resources and have an accumulated deficit of $71,459,842 since inception and have had negative cash flows from operations since inception. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights and general and administrative expenses. We have cash commitments of $42.7 million over the next twelve months. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses, and we may never achieve profitable operations.  As a development stage enterprise, our primary efforts, to date, have been devoted to conducting research and development, raising capital and recruiting staff and our capital resources are focused on the clinical development and regulatory approval of C1 INH for the treatment of HAE. To date, we have relied solely upon selling equity and obtaining debt financing to generate cash to implement our plan of operations. Based on our current levels of research and development and our business plan, we believe that our existing cash and cash equivalents of $9,753,063 as of June 30, 2008, proceeds from the sale of our securities to ViroPharma, warrant exercises and residual plasma sales should be sufficient to fund operations into 2009 but are not sufficient to fund operations for the next twelve months. However, there is substantial doubt about the ability for us to continue as a going concern. We do not have any commercial products available for sale and have not generated revenues and there is no assurance that if approval of their products is received that we will be able to generate cash flow to fund operations. As we expect that our cash used in operations will increase significantly over the next several years, we may be required to raise additional capital to complete the development and commercialization of our current product candidates. We will pursue equity and/or debt financing alternatives or other financing in order to raise needed funds. If we are unsuccessful in raising additional capital we will need to reduce costs and operations substantially.

On April 9, 2008, we entered into an agreement with Biotest AG, who agreed to purchase all of the excess output of specific intermediate plasma products produced by Sanquin during the manufacturing process of our lead product candidate, Cinryze™. We expect to sell approximately €6.4 million (approximately US $10.1 million, based on the exchange rate as of June 30, 2008) of intermediates during 2008. During the three and six months ended June 30, 2008, the Company sold approximately €2.8 million (approximately US $4.5 million) of intermediate plasma products. However, the amounts that we will receive are dependent upon the actual volume of plasma processed on our behalf and as this amount is subject to periodic fluctuations, actual proceeds may be less than expected. Volumes of intermediates that we may sell in subsequent years of the agreement are similarly subject to fluctuations.

Capital Resources

As a development stage enterprise, our primary efforts, to date, have been devoted to conducting research and development, raising capital, forming collaborations and recruiting staff. We have limited capital resources, have an accumulated deficit of $71,459,842 since inception and have had negative cash flows from operations since inception. These losses have resulted principally from costs incurred in research and development activities, including acquisition of technology rights and general and administrative expenses. We expect to incur additional operating losses until such time as we generate sufficient revenue to offset expenses, and we may never achieve profitable operations. The primary sources of our working capital have been equity financings and the establishment of our loan facility.

On May 23, 2007, we filed with the SEC a Registration Statement on Form S-3 under the Securities Act, which was declared effective by the SEC on June 13, 2007. This registration statement allows us, from time to time, to offer and sell shares of common stock, preferred stock, warrants to purchase our securities and/or debt securities, up to a maximum aggregate amount of $70 million of such securities. On August 17, 2007, we closed on a registered direct sale to certain institutions of an aggregate of units consisting of 23,333,333 shares of our common stock and warrants to purchase up to an aggregate of 4,666,667 shares of our common stock for aggregate proceeds of $35.0 million. The warrants are exercisable at any time until five years from the closing date at a price of $1.86. We have been using the net proceeds from this transaction of approximately $32.4 million for continued funding of our clinical trials, additional research and development efforts, and general working capital purposes. We paid approximately $2.6 million in total commissions and expenses to investment bankers engaged to assist us in the financing. Pursuant to this registration statement, on July 15, 2008, we entered into the Securities Purchase Agreement with ViroPharma relating to the sale of 9,661,836 shares of our common stock, at a purchase price of $2.07 per share. We sold these shares pursuant to our shelf registration statement on Form S-3 (File No. 333-143196). The net proceeds to us were approximately $19.8 million. The sale of these shares was consummated on July 15, 2008.

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

If necessary, to raise additional funds, we intend to either undertake private placements or registered offerings of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. However, we currently have no firm agreements with any third-parties for any financing arrangements and no assurances can be given that we will be successful in raising additional capital from any proposed financings. There can be no assurance that additional financing, if at all available, can be obtained on terms acceptable to us. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised through the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital we will need to reduce costs and operations substantially. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected.

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

COMMITMENTS AND CONTINGENCIES

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of June 30, 2008. We have included a narrative description of our significant contractual commitments following the tabular presentation to explain, where appropriate, the components of certain of these commitments and estimates utilized by management in the tabular presentation.

		Less than	1 - 2	3 - 5	More than
	Total	1 year	years	years	5 years
Office leases	$739,176	$208,068	$203,147	$327,962	$0
CRO contract	185,625	185,625	0	0	0
Executive employment contracts	5,099,065	1,368,601	1,151,862	2,578,602	0
Plasma supply contract	42,631,588	11,012,376	12,399,375	19,219,838	0
Sanquin facility upgrade	8,186,200	8,186,200	0	0	0
Sanquin purchases (a)	18,968,039	18,968,039	0	0	0
Plasma centers	22,343,520	1,003,872	9,887,392	11,452,256	0
Long-term debt (b)	14,675,071	1,559,917	1,618,421	11,496,733	00
Research and development contract	234,000	234,000	0	0	0
Total obligations	$113,062,284	$42,726,697	$25,260,197	$45,075,390	$0

(a)	prior to scale up approval by regulatory authorities
(b)	includes $4,675,071 of interest

Our major contractual obligations relate to purchase commitments, acquisition of plasma centers, long-term debt, Sanquin facility upgrade and compensation under employment contracts. We expect to devote substantial resources to continue our research and development efforts, to expand our product pipeline and to support our product candidates as they move forward in the clinical development process. Our funding requirements will depend on numerous factors, including:

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

Clinical Services Agreement

On March 2, 2005, we entered into a CRO services agreement with INC Research which governs INC Research’s provision of services in connection with the support of clinical investigation and management and/or research of our Phase III clinical trial. We entered into a separate services agreement with INC Research in September 2006 which governs INC Research’s provision of additional services in connection with our Phase III clinical trials and activities related to the commercialization of our product candidates. The services provided by INC Research pursuant to both contractual arrangements are on a work-order basis and we are invoiced on a time and materials basis. We have the right to terminate both agreements, and any pending work-order, with prior notice and without cause. As of June 30, 2008, we have estimated that we will pay INC Research approximately $186,000 for its services under both agreements in 2008. However, due to the variability associated with the conduct of clinical trials, we are unable to estimate with certainty the future costs we will incur under our CRO agreement. We anticipate that these costs will increase significantly above our current estimates if we expand the clinical trials.

New Amended and Restated Executive Employment Agreements

On December 20, 2007, we entered into second amended and restated employment agreements with each of its Chief Executive Officer, Dr. Joshua D. Schein, and its Executive Vice President and Chairman, Mr. Judson Cooper. As used in the following summary, the term “Executive(s)” shall refer to Messrs. Schein and Cooper. In addition to the execution of the amended and restated employment agreements, on December 20, 2007, we also awarded each of the Executives a cash bonus for the 2007 fiscal year of $425,000, which was approved by our Compensation Committee. The amended and restated employment agreements are for an initial term expiring December 31, 2012 and at the end of the initial term renew automatically for additional one year terms unless sooner terminated or not renewed. Under the employment agreements, the Executives will continue to receive a base salary of $425,000; provided, however, that the base salary shall increase to $500,000 effective upon the date on which the U.S. Food and Drug Administration approves our BLA for our lead product candidate (the “Approval Date”).  In addition, the base salary shall increase at the end of each year of service (commencing at the end of 2007) by the greater of (i) 4% or (ii) a percentage equal to the increase, if any, in the United States Department of Labor Consumer Price Index (or comparable index, if available) for the New York metropolitan area over the previous 12 months. Commencing in the year in which the Approval Date occurs, the Executives will be entitled to a bonus opportunity within the target range of 75% to 200% of base salary, based on satisfaction of performance targets to be determined by the Compensation Committee.

In connection with our merger agreement with ViroPharma, Lev and ViroPharma entered into separation agreements with each of Messrs. Cooper and Schein, which (i) provide for their resignation immediately following the closing of the merger, (ii) specify the payments to be received by them in connection with the Merger in a manner consistent with their existing employment agreements (other than with respect to their restricted stock award as described below) and (iii) modify the restrictive covenants under their employment agreements to, among other things, extend the term of the restriction on competition from one to three years. As contemplated by their employment agreements, each of the executives will receive a transaction fee equal to 1.5% of the aggregate transaction value of approximately $442 million (which may increase as a result of the payment of the CVRs discussed above). In addition, they will receive a lump sum severance payment equal to salary and bonus through December 31, 2012, they will be eligible to continue to participate in certain health and welfare plans through December 31, 2012 and the Company will pay the executives a grossup for any applicable golden parachute excise taxes. The aggregate amount of these cash payments (including the transaction fee and the grossup payment) are subject to a cap of 3.25% of the aggregate transaction value of approximately $442 million (which may increase as a result of the payment of the CVRs discussed above). Pursuant to the terms of the separation agreements and/or grant agreements, any unvested options and restricted stock will be deemed vested on the closing of the Merger.

Other Employment Agreements

During our 2006 fiscal year we entered into employment agreements with our Chief Financial Officer, Douglas J. Beck, and Jason Bablak, who serves as our Vice President, Regulatory Affairs and Product Development. In June 2008, we entered into an agreement with our Chief Financial Officer, Douglas J. Beck, amending certain of the terms of his employment agreement with the Company, which employment agreement was dated as of June 7, 2006. The amendment agreement, which is effective as of June 9, 2008, extends the term of Mr. Beck’s employment agreement with the Company for a period of two years and provides for an increase in Mr. Beck’s annual base salary to $192,675 and $202,309 for year two. No other terms of the Company’s employment agreement with Mr. Beck are modified by this amendment agreement. In March 2007 we hired Dov Elefant as our Corporate Controller pursuant to the terms of an offer letter (see Note I to our unaudited condensed consolidated financial statements).

Distribution Agreement

On June 1, 2007 we exercised an option to extend the Sanquin distribution agreement. Our distribution agreement with Sanquin terminates on December 31, 2010, unless extended by us for up to a three-year period or by mutual agreement of the parties prior to its expiration. On October 10, 2007, we entered into an amendment, dated as of September 24, 2007, to our Distribution and Manufacturing Services Agreement with Sanquin. Pursuant to the amendment, we agreed with Sanquin on the terms of a construction project to scale-up the production facilities of Sanquin to be used for the purpose of meeting our anticipated ongoing requirements for the commercial use of our C1 INH product to be marketed as Cinryze™. Pursuant to the terms and conditions of the amendment, we will develop a project plan for the construction of the production facilities with Sanquin. Subject to the terms of the final project plan, we agreed to provide Sanquin with a non-interest bearing loan, up to a maximum amount of €7.5 million (approximately US $11.8 million, based on the exchange rate as of June 30, 2008), to finance the construction project. This loan will be due July 1, 2014 and Sanquin agreed to repay the principal amount of the loan by providing us with a discount to the per unit purchase price of Cinryze™. The remaining cash commitment is approximately $8.2 million.

Pursuant to the amendment, Sanquin shall manufacture C1 INH product for us on a toll-manufacturing basis using blood plasma supplied by us. We agreed to purchase a specified amount of such product from Sanquin totaling approximately $19.0 million, net of the agreed upon discount, until the scale up is approved by the appropriate regulatory authorities, which we expect to occur during 2009. In addition, we agreed to an annual minimum purchase commitment of product of approximately $20.9 million, net of the agreed upon discount, during the term of the agreement commencing in the year in which the scale up is approved in the U.S. for commercial production. The agreed-upon product purchase price and discount rate were the results of arm’s length negotiations between us and Sanquin and is covered by the toll-manufacturing arrangement entered into between us and Sanquin in October 2007 pursuant to which Sanquin provides us with manufacturing and ancillary services. The purchase price is based on the quantity of product purchased during a calendar year, with the volumes purchased up to an agreed upon threshold priced at higher rate than amounts purchased above such threshold. The purchase price is subject to annual adjustments based on the following parameters: (a) to reflect increases or decreases in the Dutch consumer price index; (b) as agreed to by the parties through good faith negotiations in the event of a significant change in processing as a result of product improvement or regulatory requirements; (c) as agreed to by the parties to cover Sanquin’s actual cost for liability insurance for any country where Sanquin supplies product to us; and (d) as agreed to by the parties to repay the loan made by us in connection with the scale-up of Sanquin’s facilities. The estimates of our total purchase commitments do not reflect these adjustments due to the inability to calculate the actual changes in the product purchase price which may be caused by such adjustments.

Further, the Company and Sanquin agreed upon the minimum annual purchase commitments under the agreement based on the Company’s anticipated need for product and the ability of Sanquin to manufacture sufficient quantities of product. We agreed to negotiate in good faith to modify these requirements in the event that regulatory approval for commercial release of the Cinryze™ in the U.S. does not occur by March 31, 2008. As we have not received regulatory approval for Cinryze™ as of such date, we have been in discussions with Sanquin regarding these requirements. However, no assurances can be given that we will ultimately enter into a modification agreement, or similar arrangement with Sanquin to modify our commitments under this Agreement. In such an event, our liabilities to Sanquin would be subject to the current terms of the Agreement. Our contractual purchase commitments are subject to annual adjustments based on market conditions and do not include the cost of storage, handling and testing services that Sanquin will provide for us.

Plasma Supply Agreement

On July 19, 2007, we entered into an agreement, for the purchase and sale of plasma with DCI Management Group, LLC (the “DCI Agreement”) pursuant to which we will purchase quantities of U.S. Source Plasma to be utilized in the production of product under our Distribution and Manufacturing Services Agreement with Sanquin. Under the DCI Agreement, the supplier agreed to sell us specified annual quantities of plasma in accordance with applicable good manufacturing practices. We are committed to purchase $9,300,000 of product during 2008 and have purchased approximately $0.8 million and $4.5 million during the three and six months ended June 30, 2008, respectively. Thereafter we expect our annual purchase commitment to be between $12.2 million and $12.9 million for the balance of the term of the DCI Agreement. The purchase price set forth in the DCI Agreement was consistent with the market price for the purchase and sale of U.S. Source Plasma at the time that we entered into the DCI Agreement. Further, the parties agreed upon the minimum annual purchase commitments under this agreement based on the Company’s anticipated need for plasma during the term. The initial purchase price for plasma under the agreement will be reduced following our purchase of a contractually-defined quantity of plasma, following which subsequent purchases during the term of the Agreement will be based on an adjusted per-unit price. The per-unit purchase price is subject to adjustment on an annual basis as negotiated between the parties based on the then-current market price for U.S. Source Plasma within a range agreed upon by the parties. We estimate our total remaining commitment under this DCI Agreement to be approximately $42.5 million. In addition, we have an obligation of approximately $108,000 to purchase additional plasma from another supplier.

License Agreement – Research Plan

In connection with the license agreement with Sanquin for the treatment of AMI we are required to create a comprehensive research plan for the commercial exploitation of the licensed technology. We are required to work with Sanquin on the design of the research plan. We committed a minimum of $125,000 per annum during the first three years following the execution of the license agreement toward research on the licensed technology conducted by Sanquin and by other parties. To date, we have funded approximately $141,000 to third parties engaged in this research. We also have an obligation to pay Sanquin royalties on sales of products incorporating the technology. However, in light of the parties’ focus on obtaining marketing approval for Cinryze™, we have agreed with Sanquin to temporarily suspend efforts to develop a commercialization plan for AMI. However, the parties have not terminated the license agreement. The parties may agree in the future to continue their efforts at commercializing a plan for applying C1 INH for the treatment of AMI.

Term Loan Agreement

As described in greater detail above, on November 2, 2007, we entered into a Term Loan Agreement dated as of November 2, 2007 and a Pledge and Security Agreement of the same date, with the lender executing the Term Loan Agreement and Mast Capital Management, LLC, as agent for the lender. The loan is for a term of 36 months and matures on November 1, 2010. Interest on the loan accrues at the rate of 13.5% per annum. Commencing November 1, 2008, we must pay minimum cash interest payments of 10.5% and an additional 3% accrues through the term of the loan. As of June 30, 2008, the principal balance of the loan outstanding was $10,000,000 and the interest portion was $4,675,071.

Plasma Collection Center Acquisition Agreement

On April 9, 2008, we entered into an agreement with Plasma Centers of America, LLC (the “Seller”) pursuant to which we agreed to, subject to the terms and conditions of the Purchase Agreement, consummate the following transactions: (1) the acquisition of a maximum of three plasma collection centers, assuming the satisfaction of certain performance targets by Seller; (2) construction of three new plasma collection centers (the “New Centers”) by Seller; and (3) purchase of Source Plasma from each new collection center. Under this agreement, Seller shall construct and operate the three New Centers in accordance with the schedule agreed upon by the parties. In connection with Seller’s obligations, we will make certain performance payments upon their achievement of agreed upon milestones relating to the construction and operation of each New Center. Further, during the period commencing on each New Center opening date and until the first to occur of the twelve month anniversary of such date, the closing date of our acquisition of such New Center or the election by the parties not to sell a qualified New Center, Seller shall exclusively sell the Plasma generated at the New Centers to us. The agreement also provides that upon the achievement by Seller of the following operating benchmarks, the Seller shall have the right to cause us to acquire one or more New Centers: (a) Seller secures all regulatory approvals for each New Center with an agreed upon time frame and (b) Seller achieves and maintains an agreed-upon average collection level of plasma units. In the event Seller does not cause us to acquire a New Center, we shall have the right to require the Seller to proceed with the sale of the New Center. In addition, in the event that the operating benchmarks are not achieved for a New Center, then we shall also have the right to acquire such New Center for a reduced purchase price. As of June 30, 2008, we have not made any payments under this agreement.

The commitments included in the above table relating to this contract are comprised of three variable cost inputs: performance payments based on milestones achieved by the Seller, costs of purchasing Source Plasma generated from each New Center and costs of acquiring the New Centers in the event that the contractual benchmarks are satisfied. The aggregate amount of the performance payments required under this agreement for all New Centers is estimated at $900,000. Further, we have estimated that, if all three New Centers become operational in the time frames specified in the agreement that our total pre-acquisition purchase commitment for plasma generated from such New Centers would be $9,444,528. This assessment is based on management’s estimate of the volume of plasma collections at each New Center. However, plasma collections may be highly variable at each location, and therefore our actual obligations may be significantly higher or lower. In the event the contractually specified benchmarks are satisfied and we acquire one or more New Centers, our acquisition cost for each New Center will be based on the volume of collections generated at each New Center multiplied by our per unit cost of plasma purchases from such New Center. For the purposes of the disclosure provided in the above table, we have estimated that our cost for acquiring all three New Centers is $11,998,992. However, as this commitment is based on the plasma collections generated at each New Center, our actual acquisition cost may differ.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2008 with the exception of the leases of our office space, copiers, and commitments described elsewhere.

Critical Accounting Policies

Except for the disclosure concerning our inventory policy in Note B[5] to our financial statements, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 6, “Management’s Discussion and Analysis or Plan of Operation”, included in our 10-K for the fiscal year ended December 31, 2007.

New Accounting Pronouncement

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”), which becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to US Auditing Standards (“AU”) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. This standard is not expected to have an impact on the Company’s financial position, results of operations or cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Related to Interest Rates and Foreign Currency

We are exposed to market risks related to changes in interest rates and foreign currency exchange rates as described below. We do not have any derivative financial instruments.

Interest Rate Risk

As of June 30, 2008, our cash included approximately $8,692,588 of money market securities. Due to the short term duration of our investment portfolio, a 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Foreign Currency Exchange Risk

We have no revenues and, as a result, we have no exposure to foreign currency exchange risk with respect to revenues. A portion of our expenses, loans payable, loan receivable and accounts receivable related to the sale of intermediate plasma products are payable or denominated in foreign currency. We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would result in additional cash expenditures of approximately $1,897,000 related to our annual manufacturing costs, additional cash expenditures of approximately $819,000 related to the Sanquin facility upgrade and additional expenses of approximately $671,000 related to our loan payable to Sanquin offset by a gain of approximately $366,000 related to our loan receivable and a gain of approximately $43,000 related to our accounts receivable. These changes would have a material impact on our future operating results and cash flows.

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

Changes in Internal Controls

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations, financial condition and/or operating results. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks related to our proposed merger with ViroPharma

Our entering into the Merger Agreement with ViroPharma is likely to affect our business and results of operation.

While the Merger is pending, it creates uncertainty about our future and we are subject to a number of risks that may harm our business, revenue and results of operations, including:

•	the diversion of management and employee attention;

•	the disruption to our business relationships, including relationships with suppliers and manufacturers, which may detract from our ability to generate revenues and minimize costs;

•	the risk that we may be unable to attract and/or retain management, research and development, sales and marketing and other personnel;

•	the incurrence of significant expenses related to the Merger prior to its closing; and

•	our weakened ability to respond effectively to competitive pressures, industry developments and future opportunities.

In addition, the Merger Agreement imposes affirmative and negative restrictions on the operations of our business. Without ViroPharma’s consent, we may be restricted from taking certain specified actions until the Merger occurs or the Merger Agreement terminates. These restrictions may, among other things, result in a delay in the commercial launch of our lead product candidate in the event we obtain FDA approval prior to the closing of the proposed merger, prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to completion of the Merger or termination of the Merger Agreement.

Failure to close the merger with ViroPharma would likely materially adversely affect our stock price and financial results.

On July 15, 2008, we entered into the Merger Agreement with ViroPharma and Merger Sub pursuant to which at the effective time of the Merger, Merger Sub will merge with and into the Company with the Company continuing as the surviving corporation and as a wholly owned subsidiary of ViroPharma. We expect the Merger to close by the end of 2008. However, if various conditions to the Merger are not satisfied, including the conditions that we receive the approval of our stockholders and regulatory approval, we may be unable to close the Merger. If the Merger is not closed for these or other reasons, our financial results may be adversely affected and we will be subject to several risks, including the following:

•
having to pay and expense certain significant costs relating to the Merger, such as legal, accounting and financial advisory costs, without realizing any of the benefits of having the transactions completed;

•	the payment, if the Merger Agreement is terminated in certain circumstances, of a termination fee of $18.5 million; and

•
the focus of our management having been spent on the Merger instead of on pursuing other opportunities that could have been beneficial to us, without realizing any of the benefits of having the transaction completed.

These risks would likely materially adversely affect our stock price and our financial results.

Risks related to our business

We are at an early stage of development as a company and currently have no source of revenue and may never become profitable.

We are a development stage biopharmaceutical company with a limited operating history. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue. Our ability to generate revenue depends on: first, obtaining FDA marketing approval for any of our products and, second, successfully commercializing and bringing to market these products. In particular, if we do not successfully develop and commercialize C1 INH for the treatment of HAE, we will be unable to generate any revenue for many years, if at all and, even if successful in obtaining FDA marketing approval for C1 INH for the treatment of HAE, it may be up to a year or more before we can expect to begin to generate revenue. If we are unable to generate revenue, we will not become profitable, and we may be unable to continue our operations.

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

As of June 30, 2008, we had a deficit accumulated during our development stage of $71,459,842. We have from our inception incurred and will continue to incur significant and increasing operating losses for the next several years as we pursue FDA approval of our BLA for C1 INH for the acute and prophylactic treatment of HAE, continue the open-label studies of C1 INH and advance C1 INH for the treatment of selected cardiovascular diseases into clinical development. For the six months ended June 30, 2008 and 2007, we incurred net losses of $20,190,077 and $12,371,199, respectively. In addition, if we receive regulatory approval of Cinryze™ or any other product candidate we may develop, we expect to incur significant sales and marketing expenses in the future. Because of the numerous risks and uncertainties associated with developing and commercializing these product candidates, we are unable to predict the extent of future losses or when and if we will generate revenues or become profitable.

We currently are devoting substantially all of our efforts on the development of product candidates based on C1 INH. If we are unable to successfully develop and commercialize these product candidates, or experience significant delays in doing so, our business, financial condition and results of operations will be materially harmed.

We are investing substantially all of our time and resources to the development of C1 INH for the treatment of inflammatory diseases. Our ability to generate product revenues, if ever, depends on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	successful completion of preclinical and clinical trials;

•	receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States;

•	establishing commercial manufacturing arrangements with third-party manufacturers;

•	launching commercial sales of our product candidates, whether alone or in collaboration with others;

•	acceptance of the product by patients, the medical community and third-party payors;

•	competition from other therapies; and

•	a continued acceptable safety profile of our C1 INH-based products following approval.

Given our limited focus on C1 INH product candidates, if these product candidates do not prove successful in clinical trials, and are not approved or are not commercialized because we have insufficient resources for continued development for any other reason, we may be required to suspend or discontinue our operations and our business could be materially harmed.

We are a development stage company, making it difficult for you to evaluate our business and your investment.

We are in the development stage and our operations and the development of Cinryze™ or any other product candidate we may develop are subject to all of the risks inherent in the establishment of a new business enterprise, including:

•	the absence of an operating history;

•	the lack of commercialized products;

•	insufficient capital;

•	expected substantial and continual losses for the foreseeable future;

•	limited experience in dealing with regulatory issues;

•	limited marketing and manufacturing experience;

•	an expected reliance on third parties for the development and commercialization of Cinryze™ or any other product candidate we may develop;

•	a competitive environment characterized by numerous, well-established and well-capitalized competitors;

•	uncertain market acceptance of our proposed products; and

•	reliance on key personnel.

Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in our company.

In the event our Merger with ViroPharma is not consummated, we expect to need to raise substantial additional capital to fund our operations, and our failure to obtain funding when needed would adversely affect our development programs and other operations.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to:

•	complete the clinical development of, and obtain marketing approval for, C1 INH for the treatment of HAE;

•	continue the development of our other product candidates;

•	finance our general, administrative and license acquisition costs;

•	prepare regulatory filings for C1 INH and our other product candidates;

•	launch and commercialize our product candidates, if any such product candidates receive regulatory approval; and

•	develop and implement sales, marketing and distribution capabilities.

Our cash used in operations increased significantly over the period from July 21, 2003 (inception) to June 30, 2008 and if we remain an independent concern, we expect that our cash used in operations will increase significantly over the next several years. Based on our current levels of research and development and our business plan, we believe that, after giving effect to the equity investment of $20.0 million by ViroPharma, our existing cash and cash equivalents of approximately $9.8 million and proceeds from warrant exercises and the sale of residual plasma should be sufficient to fund operations into 2009 but are not sufficient to fund operations for the next twelve months. However, for the year ended December 31, 2007 we received an audit report from our independent registered public accounting firm containing an explanatory paragraph stating that our historical recurring losses from operations, limited capital resources and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. We do not have any commercial products available for sale and have not generated significant revenues and there is no assurance that if approval of our products is received that we will be able to generate cash flow to fund operations. Due to the foregoing factors, if our proposed merger with ViroPharma is not completed, we expect that we may need to raise additional capital to complete the development and commercialization of our current product candidates. In that case, we will need to satisfy future funding requirements, which will depend on many factors, including, but not limited to:

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

To date, our sources of cash have been primarily limited to the sale of equity securities and debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital, when required, or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or the commercialization of one or more of our product candidates. Accordingly, any failure to raise adequate capital in a timely manner would have a material adverse effect on our business, operating results, financial condition and future growth prospects. We also may be required to:

•	seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; and

•	relinquish, license or otherwise dispose of rights to technologies, on unfavorable terms, product candidates or products that we would otherwise seek to develop or commercialize ourselves.

If our distribution agreement with Sanquin terminates, we may be unable to continue our business.

Our business is highly dependent on distribution rights that we have received from Sanquin pursuant to a distribution agreement relating to the treatment of HAE. Upon commercial launch of our product candidate for the treatment of HAE and thereafter during the term of the agreement, Sanquin will supply us with our commercial requirements for C1 INH for the treatment of HAE in each country where we have received regulatory approval, subject to minimum annual purchase requirements in Euros equal to approximately $20.9 million per year, net of the agreed upon discount. If we fail to fulfill certain obligations under the distribution agreement, the distribution agreement may be terminated. These obligations include, among other things, our obtaining marketing approval in the United States within 18 months from the submission of the BLA. In addition, Sanquin has the right to terminate the agreement if it is unable to maintain liability insurance for its United States obligations, under certain circumstances as described in the distribution agreement. In addition, either party may terminate the agreement upon an uncured breach. If Sanquin terminates the distribution agreement, we would have to retain another supplier of C1 INH for the treatment of HAE. If we are unable to locate another supplier of C1 INH comparable to Sanquin on economically acceptable terms, or at all, we will not be able to commercialize our product candidates and we may be forced to cease our operations. Currently, to our knowledge there is only one other commercial supplier of C1 esterase inhibitor and that supplier is also developing a product competitive with our lead product candidate. Accordingly, we cannot be certain that we would be able to locate another willing supplier for our product on the terms we require.

We also entered into a license agreement with Sanquin pursuant to which they granted us an exclusive license to use certain patent, patent applications and know-how related to the use of C1 INH technology for the treatment of AMI. Under the terms of the license agreement for AMI, we are obligated to make minimum and earned royalty and other payments to Sanquin. If we fail to fulfill those obligations or other material obligations, the license agreement may be terminated by Sanquin. If Sanquin terminates the license agreement, we will have no further rights to utilize the intellectual property covered by the license agreement, we would not be able to commercialize the applicable product candidate for the treatment of AMI and we may be forced to cease our operations relating to the treatment to AMI using C1 INH. However, in light of the parties’ focus on obtaining marketing approval for Cinryze™, we have agreed with Sanquin to temporarily suspend efforts to develop a commercialization plan for AMI. The parties, however, did not terminate the license agreement. The parties may agree in the future to continue their efforts at commercializing a plan for applying C1 INH for the treatment of AMI.

We are dependent on Sanquin as our sole source of supply for C1 INH and it will expand its manufacturing capacity to satisfy potential demand if we obtain regulatory approval for our lead product candidate.

Pursuant to our distribution agreement with Sanquin, Sanquin will supply us with certain annual minimum and maximum amounts of C1 INH. In the event demand for C-1NH is greater than the amount supplied by Sanquin, we would have to find alternative suppliers of C1 INH. Although we do not currently have any commercial products, we believe if we obtain FDA approval for Cinryze™, our lead product candidate, that we will need additional manufacturing capacity to meet anticipated demand for our products. If we are unable to locate another supplier of C1 INH comparable to Sanquin on economical terms, or at all, we may lose business and our reputation in the marketplace could be adversely affected. Due to this risk, in October 2007, we agreed with Sanquin to finance a portion of the costs of the project to increase the manufacturing capacity of its facilities. Under this arrangement, we agreed to provide Sanquin with a non-interest bearing loan, up to a maximum amount of €7.5 million (approximately US $11.8 million, based on the exchange rate as of June 30, 2008), to finance the construction project. As of June 30, 2008, we have provided Sanquin with approximately €2.3 million under this arrangement. This arrangement has increased our financial commitments and since we agreed that Sanquin would repay this loan amount through a discount on the cost of product purchased, we will not be able to recoup this amount in the short term. Further, assuming the completion of construction, Sanquin would need to obtain the requisite regulatory approvals for the facility on a timely basis in order to manufacture Cinryze™ for us. If they cannot obtain necessary approvals for these contemplated expansions, or complete the planned construction in a timely manner, we may need to locate an alternative supplier.

We agreed to provide Sanquin with a loan to finance the scale up of their production facilities, the repayment of which may be waived in the event we fail to perform under our agreement with them.

On October 10, 2007, we entered into an amendment to our Distribution and Manufacturing Services Agreement with Sanquin. Pursuant to this amendment, Lev and Sanquin agreed to jointly develop a project plan for, and initiate a construction project to scale-up the production facilities of Sanquin to be used for the purpose of meeting our anticipated ongoing requirements for the commercial use of the C1 inhibitor product. Subject to the terms of the final project plan, we agreed to provide Sanquin with a non-interest bearing loan, up to a maximum amount of €7.5 million (approximately US $11.8 million, based on the exchange rate as of June 30, 2008), to finance the construction project. As of June 30, 2008, we have provided Sanquin with approximately €2.3 million under this arrangement. We are currently renegotiating with Sanquin the terms pursuant to which we will fund the balance of this commitment. This loan is due July 1, 2014 and Sanquin agreed to repay the principal amount of the loan by providing us with a discount to the per unit purchase price of product. In the event the agreement is terminated because of a default of Sanquin prior to the loan being repaid in full, then Sanquin shall pay us the entire outstanding principal balance of the loan as of the date of termination, and within 60 days from such date. However, in the event the agreement is terminated before July 1, 2014 because of a default by us or if by such date the volume of product we order is less than the required volume for Sanquin to repay the loan, then we shall waive the then outstanding balance of the loan.

We rely on third parties to supply and manufacture our product candidates, without any direct control over the timing for the supply, production and delivery of our product candidates, thereby possibly adversely affecting any future revenues.

We have relied exclusively and are dependent on certain third party source suppliers to supply raw materials, specifically plasma, for our product candidates. To date, we have only required plasma for the production of C1 INH to conduct our clinical trials. However, in connection with our ongoing trials and in the event any of our product candidates receive the approval of the FDA we will need increased supplies of plasma.

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

Under this agreement, the Supplier agreed to sell us specified annual quantities of plasma in accordance with applicable good manufacturing practices. Under this agreement, we are committed to purchase a minimum of $9,300,000 of product during 2008 and have purchased approximately $4.5 million during the first six months of 2008. Thereafter we expect our annual purchase commitment to be between $12.2 million and $12.9 million for the balance of the term of the agreement. As of June 30, 2008, we estimate our total remaining commitment under this DCI Agreement to be approximately $42.5 million. The purchase price that the Company agreed to in the DCI Agreement was the result of arm’s length negotiations between the Company and DCI Management Group, LLC. In agreeing upon the terms set forth in this agreement, the Company based its decision on market conditions for the purchase and sale of U.S. Source Plasma. Specifically, the purchase price set forth in this agreement was consistent with the market price for the purchase and sale of U.S. Source Plasma at the time that we entered into this agreement. Further, the parties agreed upon the minimum annual purchase commitments under this agreement based on our anticipated need for plasma during the term. The initial purchase price for plasma under the agreement will be reduced following our purchase of a contractually-defined quantity of plasma, following which subsequent purchases during the term will be based on an adjusted per-unit price. The per-unit purchase price is subject to adjustment on an annual basis as negotiated by the parties based on the then-current market price for U.S. Source Plasma within a range agreed upon by the parties.

Our contractual purchase commitments are subject to annual percentage increases based on market conditions and do not include additional pre-delivery testing which we may require the supplier to undertake. This agreement expires December 31, 2011, unless sooner terminated in accordance with its terms. Either party may terminate the agreement upon written notice if the other party is in material breach of any provision thereof, subject to applicable cure periods. Subject to the supplier’s ability to mitigate damages, in the event we are in default of our payment obligation under the contract, we will be liable to purchase the minimum quantities of plasma specified under the contract for the balance of the term. We have the right, however, to terminate the contract if by December 31, 2008 we do not obtain regulatory approval for the commercialization of our lead product candidate or are not able to secure adequate financial arrangements to cover our obligations with respect to the initial purchase commitments under the Agreement. In either such event, we will be obligated to complete the purchase of 80% of the initial minimum purchase commitment, subject to the supplier’s ability to mitigate damages. Further, upon expiration of the agreement, or in the event that it is terminated for reasons other than as set forth above, we will be obligated to purchase a closing inventory of plasma, which amount will not exceed our minimum annual purchase commitment for the year during which expiration or the terminating event occurs. The final closing inventory that the Company may be required to purchase upon expiration or certain termination events is based on the supplier’s inventory at the time of such expiration or termination. This closing inventory will be equal to any volumes collected by the supplier for during the 60 day period prior to such termination or expiration to meet our minimum commitment during the last year of this agreement. In no event shall the total closing inventory exceed the minimum annual quantity specified by the agreement.

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

If Cinryze™ receives the approval of the FDA, we expect to rely on Sanquin and possibly another third-party contractor to manufacture our commercial products. If any current or future third-party supplier ceases to supply the products in the quantity and quality we need to manufacture the drug candidates or if the current or future third-party suppliers are unable to comply with current Good Manufacturing Practices, or cGMPs, and other government regulations, the qualification of additional or replacement suppliers could be a lengthy process, and there may not be adequate alternatives to meet our needs, which would negatively affect our business. In such a case, we may not be able to obtain the necessary materials used in our products in the future on a timely basis, if at all. The FDA and regulatory agencies in other countries also periodically inspect manufacturing facilities, including third parties who manufacture products or active ingredients for us. The FDA and/or applicable foreign regulatory agencies may not believe that the chosen manufacturers have sufficient experience making the dosage forms that we have contracted with them to produce, and may subject those manufacturers to increased scrutiny. Pharmaceutical manufacturing facilities must comply with applicable cGMPs, and manufacturers usually must invest substantial funds, time and effort to ensure full compliance with these standards. We will not have control over our contract manufacturers’ compliance with these regulations and standards. In complying with these regulations, we and our third-party suppliers must expend significant time, money and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that our products meet applicable specifications and other regulatory requirements. The failure to comply with these requirements could result in an enforcement action against us or our suppliers, including fines, delays or suspensions of approvals, seizures or recalls of products, operating restrictions, manufacturing interruptions, costly corrective actions, injunctions, adverse publicity against us and our products and possible criminal prosecutions. If any of our third-party suppliers or we fail to comply with cGMP or other applicable manufacturing regulations, our ability to develop and commercialize our products could suffer significant interruptions.

Our lead product candidate is derived from human plasma, and is therefore subject to the risk of biological contamination inherent in plasma-derived products. This risk could adversely affect our ability to obtain raw materials and market our products.

Cinryze™ is derived from donated human plasma. Many disease-causing viruses, bacteria and other pathogens are present in the plasma of infected individuals. If infected individuals donate plasma, the plasma would likely contain those pathogens. As a result, the sourcing of plasma, and the production of products derived from plasma, is regulated extensively by the FDA and other medical product and health care regulatory agencies. We rely on our suppliers to maintain compliance with regulations promulgated by such agencies. The failure to comply with these regulations or the accidental contamination of plasma could adversely affect our ability to source plasma at commercially reasonable prices. Moreover, public perception about the safety of plasma-derived products could adversely affect the market for our products. Concern over the safety of plasma-derived products, driven in part by past screening failures in the industry and the appearance of infectious agents like HIV, has resulted in the adoption of rigorous screening procedures by regulatory authorities, and screening procedures are likely to become stricter and more involved over time. As screening procedures have become more rigorous, potential donors have been disqualified and other potential donors have been discouraged from donating due to their reluctance to undergo the required screening procedures. Increasingly stringent measures could adversely affect plasma supplies, with a corresponding adverse effect on our ability to obtain raw materials at a commercially acceptable price or at all. The safety concerns associated with plasma-derived products also affect our ability to market our products. Medical events or studies that raise or substantiate concerns about the safety of our or other similar products would negatively impact public perception of all plasma-derived products and of the plasma donation process. Further, any failure in screening, whether by us or by other manufacturers of these products, could adversely affect our reputation, the support we receive from the medical community and overall demand for our products.

Our proposed products are in the development stages and will not be commercially introduced until late in 2008, if at all.

Our proposed products are in the development stages and will require further development, preclinical and clinical testing and investment prior to commercialization in the United States and abroad. We have not commercially introduced any products and do not expect to do so until late 2008 at the earliest, depending upon the timing of our completion of clinical trials, our preparation and filing, and the FDA’s review, of our BLA for Cinryze™. As previously announced, on April 15, 2008, we formally submitted our complete response to the FDA’s complete response (or “approvable”) letter for our lead product candidate, Cinryze™ and the FDA has established a target action date of October 14, 2008 to complete its review of our BLA for Cinryze™. Although the Blood Products Advisory Committee to the U.S. Food and Drug Administration voted unanimously that there is sufficient evidence of the safety and efficacy for the approval of Cinryze™ for the prophylactic treatment of hereditary angioedema, the FDA continues its review of our BLA. We cannot assure you that any of our proposed products will:

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

In order to receive regulatory approval for the commercialization of our product candidates, we must conduct, at our own expense, extensive clinical trials to demonstrate safety and efficacy of these product candidates. Clinical testing is expensive, can take many years to complete and its outcome is uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates do not necessarily predict the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. The data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA to the FDA or to obtain regulatory approval in the United States or elsewhere. Because of the uncertainties associated with drug development and regulatory approval, we cannot determine if or when we will have an approved product for commercialization or achieve sales or profits.

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

We need FDA approval prior to marketing our product candidates in the United States. If we fail to obtain FDA approval to market Cinryze™ or any other product candidate we may develop, we will be unable to sell our products in the United States and we will not generate any revenue. The FDA regulatory review and approval process, which includes evaluation of preclinical studies and clinical trials of a product candidate as well as the evaluation of our manufacturing process and our contract manufacturers’ facilities, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that the product is both safe and effective for each indication where approval is sought. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. We cannot predict if or when we might submit for regulatory review any of our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval. Also, an approval might contain significant limitations in the form of narrow indications, warnings, precautions, or contra-indications with respect to conditions of use. As previously announced, on May 2, 2008, the FDA’s Blood Products Advisory Committee voted unanimously that there is sufficient evidence of the safety and efficacy for the approval of Cinryze™ for the prophylactic treatment of hereditary angioedema. The BPAC’s approval is not binding on FDA and the FDA continues its review of our BLA for Cinryze™.

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

Data from our completed clinical trials may not be sufficient to support approval by the FDA for Cinryze™ or any other product candidates we may develop. The clinical trials of our product candidates may not be completed as or when planned, and the FDA may not approve any of our product candidates for commercial sale. If we fail to demonstrate the safety or efficacy of a product candidate to the satisfaction of the FDA, this will delay or prevent regulatory approval of that product candidate. Therefore, any delay in obtaining, or inability to obtain, FDA approval of any of our product candidates could materially harm our business and cause our stock price to decline.

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

The commercial success of Cinryze™ will depend upon the degree of market acceptance of these products among physicians, patients, health care payors and the medical community.

We have never commercialized any product candidates in the United States for any indication. Even if Cinryze™, our lead product candidate, is approved for sale by the appropriate regulatory authorities, physicians may not prescribe our product candidates, in which case we could not generate revenue or become profitable. Market acceptance of Cinryze™, or any other product candidate we may develop, by physicians, healthcare payors and patients will depend on a number of factors, including:

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

The Orphan Drug Act was created to encourage companies to develop therapies for rare diseases by providing incentives for drug development and commercialization. One of the incentives provided by the act is seven years of market exclusivity for the first product in a class licensed for the treatment of a rare disease. HAE is considered to be a rare disease under the Orphan Drug Act, and companies may obtain orphan drug status for therapies that are developed for this indication. We believe CSL Behring and Pharming NV are currently developing products that the FDA may determine to be in the same class as our C1 INH product candidate for the acute treatment of HAE. In March 2008, CSL Behring submitted a biologics license application with the FDA for a product candidate for the acute treatment of HAE. We believe that the Prescription Drug User Fee Act target date for FDA action for CSL Behring’s application is in September 2008, which is prior to the target date of October 14, 2008 set for our application. In the event that either of these companies are first to obtain FDA licensure for their product, we could be prevented from obtaining licensure and marketing our C1 INH product candidate for the acute treatment of HAE.

We currently have a very limited sales and marketing organization. If we are unable to establish a direct sales force or we are unable to enter into marketing agreements with third parties in the United States to promote our products, the commercial opportunity for our products may be diminished.

We currently have a very limited sales and marketing organization. If any of our product candidates are approved by the FDA, we intend to market these products directly to health care providers in the United States through our own sales force and enter into distribution agreements with one or more third parties. As we recently announced, we entered into agreements with specialty distributors and specialty pharmacies that will distribute Cinryze™ to physicians, hospitals, pharmacies, home health providers and patients upon FDA approval. We also entered into an agreement for logistics services to manage inventory, fulfillment and similar aspects of commercializing Cinryze™. We will incur significant additional expenses and may need to commit significant additional management resources to promote and sell our products. In the event we are unable to develop our own sales force and collaborate with one or more third parties to sell our product candidates, we may not be able to commercialize our product candidates, which would negatively impact our ability to generate revenue.

If the FDA does not approve our contract manufacturers’ facilities, we may be unable to develop or commercialize our product candidates.

We rely on Sanquin to manufacture our product candidates, and currently have no plans to develop our own manufacturing facility. The facilities used by Sanquin to manufacture our product candidates will require approval by the FDA and the FDA has conducted an investigation of their facilities as part of its review of our BLA for Cinryze™. There can be no assurance that Sanquin will be able to obtain or maintain compliance with the FDA’s requirements. We may need to find alternative manufacturing facilities, which would result in significant costs to us as well as a delay of up to several years in obtaining approval for and manufacturing of our product candidates.

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

Pursuant to our agreements with key suppliers, we have been increasing our inventory of U.S. Source Plasma and unfinished product in anticipation of a commercial launch of Cinryze™. Under our agreement with our plasma supplier, we are committed to purchase a minimum of $9,300,000 of product during 2008 and have purchased approximately $4.5 million through June 30, 2008. Thereafter we expect our annual purchase commitment to be between $12.2 million and $12.9 million for the balance of the term of the agreement. We estimate our total remaining commitment under this DCI Agreement to be approximately $42.5 million. Further, under our distribution and manufacturing agreement with Sanquin, we agreed to purchase a specified amount of such product from Sanquin totaling approximately $20.5 million until the scale up is approved by the appropriate regulatory authorities, which we expect to occur during 2009. At June 30, 2008, we have valued our inventory of U.S. Source Plasma (or raw materials), work-in-process and finished goods at approximately $9.5 million, $3.1 million and $0.8 million, respectively. Furthermore, we expect our inventory levels to increase during the current fiscal year while we continue to pursue FDA approval of Cinryze™.

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

We face an inherent risk of product liability lawsuits related to the testing of our product candidates, and will face an even greater risk if we sell our products commercially. Currently, we are not aware of any anticipated product liability claims with respect to our product candidates. In the future, an individual may bring a liability claim against us if one of our product candidates causes, or merely appears to have caused, an injury. If we cannot successfully defend ourselves against the product liability claim, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates or products that we may develop;

●	injury to our reputation;

●	withdrawal of clinical trial participants;

●	costs to defend the related litigation;

●	substantial monetary awards to trial participants or patients;

●	loss of revenue; and

●	the inability to commercialize any products that we may develop.

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

Even if we receive regulatory approval for Cinryze™, or any other product candidate we may develop, we will be subject to ongoing significant regulatory obligations and oversight.

If we receive regulatory approval to sell Cinryze™ or any other product candidate we may develop, the FDA and foreign regulatory authorities may, nevertheless, impose significant restrictions on the indicated uses or marketing of such products, or impose ongoing requirements for post-approval studies. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. Any of these events could harm or prevent sales of the affected products or could substantially increase the costs and expenses of commercializing and marketing these products. In addition, if any of our product candidates receive marketing approval and we or others later identify undesirable side effects caused by the product, we could face one or more of the following:

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

We are a small company with 27 employees as of July 30, 2008. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

Reimbursement may not be available for Cinryze™, including due to legislative or regulatory reform of the healthcare system, which could diminish our sales or affect our ability to sell our products profitably.

Cinryze™, if commercialized, is likely to be significantly more expensive than traditional drug treatments. Our future revenues and profitability will be adversely affected if we cannot depend on governmental, private third-party payors and other third-party payors, including Medicare and Medicaid, to defray the cost of Cinryze™ to the consumer. If these entities refuse to provide coverage and reimbursement with respect to Cinryze™ or determine to provide an insufficient level of coverage and reimbursement, Cinryze™ may be too costly for general use, and physicians may not prescribe it. Many third-party payors cover only selected drugs, making drugs that are not preferred by such payor more expensive for patients, and require prior authorization or failure on another type of treatment before covering a particular drug. Third-party payors may be especially likely to impose these obstacles to coverage for higher-priced drugs, which we anticipate Cinryze™ to be.

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

Since Cinryze™ will likely be too expensive for most patients to afford without health insurance coverage, if adequate coverage and reimbursement by third-party payors is not available, our ability to successfully commercialize Cinryze™ may be adversely impacted. Any limitation on the use of Cinryze™ or any decrease in the price of Cinryze™ will have a material adverse effect on our ability to achieve profitability. Even where patients have access to insurance, their insurance co-payment amounts may be too expensive for them to afford.

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

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our licensors’ issued patents or patents issued from a licensed application or our licensors’ pending applications or that we or our licensors were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our licensors’ patent applications and could further require us to obtain rights to issued patents covering such technologies. If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the United States Patent and Trademark Office to determine priority of inventions in the United States. The cost of these proceedings would be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our United States patent position with respect to such inventions. In addition, we have sought to register a number of trademarks in the US and in certain foreign jurisdictions, including the trademarks “Lev Pharma” and “Cinryze”. These applications are currently pending and no assurance can be given that registration will be obtainable or if obtained, will be effective to protect our trademarks. A third party, however, has opposed our trademark application for “Lev Pharma” with the U.S. Patent and Trademark Office and with the Community Trade Marks Office of the European Union. We are vigorously contesting these proceedings and believe that they will not have a material adverse effect on our business, results of operations or financial condition. However, no assurances can be given that such belief will ultimately prove to be accurate, in which case the ultimate resolution of these matters could potentially have a material adverse effect on our business.

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

Including our recent equity financing transaction with ViroPharma Incorporated, we have issued over 32,995,169 shares of common stock in registered financings during 2007 and 2008. The market price of our common stock could fall due to this increase in the number of shares available for sale in the public market. Further, the issuance of these securities resulted in substantial dilution to stockholders who held our common stock prior to the time of the transactions.

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

We have on file with the SEC a universal shelf registration statement on Form S-3 (Registration No. 333-143196), which provides for the offer, from time to time, of common stock, preferred stock, debt securities and warrants up to an aggregate remaining availability of approximately $15 million, net of financing amounts previously executed under this registration statement, including our sale of $20,000,000 of shares of common stock to ViroPharma on July 15, 2008. The SEC declared the shelf registration statement effective on June 13, 2007. Subject to market conditions and our capital needs, and so long as we are then eligible to use the registration statements under SEC rules, we may again seek to use any remaining availability under the shelf registration statement by making an offering of securities covered for sale under the registration statement. In addition, we may amend our shelf registration statement or file a new shelf registration statement to increase our potential access to capital. The addition of these securities into the market may be dilutive to existing stockholders and have an adverse effect on the price of our securities.

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

As of July 15, 2008, our Chief Executive Officer and Chairman beneficially own approximately 21.5% of our common stock, exclusive of vested options held by them. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. As of July 15, 2008, there were approximately 64,503,135 shares of restricted common stock outstanding that may be eligible for sale pursuant to Rule 144 under the Securities Act of 1933. Amended Rule 144 provides, that, in general, a person that is not an affiliate of our company that holds restricted securities for a period of six months may sell such shares subject only to our compliance with the current public information requirement until the end of a one year holding period and after one year, these securities may be freely sold without regard to such requirement. Sales of our common stock by certain present stockholders under Rule 144 may, in the future, have a depressive effect on the market price of our securities. In addition, the sale of shares by officers and directors and other affiliated shareholders may also have a depressive effect on the market for our securities.

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

As of August 5, 2008, we had issued and outstanding options and warrants to purchase an aggregate of 29,154,152 additional shares of common stock. To the extent that these securities are exercised or converted, dilution to our shareholders will occur. The exercise of these securities by the holders may adversely affect the market price of our common stock and the terms under which we could obtain additional equity capital. This excludes 4,000,000 shares of unvested restricted stock issued on December 20, 2007.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2008, we did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as has been reported in previous filings with the SEC or as set forth herein.

During the three months ended June 30 2008, warrants for 338,000 shares of common stock were exercised and we issued an aggregate of 338,000 shares of common stock to the warrant holders. The exercises were effected in reliance on Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended June 30, 2008, we issued additional options to purchase shares of our common stock to certain employees outside our 2004 Omnibus Incentive Compensation Plan. The transactions were exempt from the registration requirements of Section 5 of the Securities Act under Sections 4(2) of the Securities Act. Each option holder agreed that, if the option is exercised, the option holder would purchase his common stock for investment and not for resale to the public. The foregoing option grants consisted of the grant of an aggregate number of 500,000 options to purchase shares of common stock. These awards are exercisable for a seven year term at the fair market value on the date of grant. These options will vest over a period of thirty six to forty eight months.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 15, 2008, we held our annual stockholders meeting in which the shareholders:

1.  Elected Judson A. Cooper, Joshua D. Schein, Thomas Lanier, Scott Eagle, Eric I. Richman and Henry M. Dachowitz as directors;

2. Approved an amendment to 2004 Omnibus Incentive Compensation Plan (the “2004 Plan”) to increase the number of shares of common stock available for issuance under the 2004 Plan from 10,000,000 shares to 20,000,000 shares; and

3.  Ratified the appointment of Eisner LLP as our independent registered public accounting firm for the 2008 fiscal year.

The record date for determining the stockholders entitled to receive notice of, and vote at, the meeting was April 7, 2008. We had 142,329,153 shares of our common stock outstanding on the record date for the meeting, of which 101,750,604 were represented at the stockholders meeting in person and by proxy. Such shares were voted at the stockholders meeting as follows:

Election of Directors:

	FOR	WITHHELD

Judson A. Cooper	101,212,900	537,704
Joshua D. Schein	101,212,900	537,704
Thomas Lanier	101,698,997	51,607
Scott Eagle	101,698,997	51,607
Eric I. Richman	101,208,400	542,204
Henry M. Dachowitz	101,698,997	51,607

Amendment of Our 2004 Plan:

For:	70,359,800
Against:	18,087,553
Abstain:	46,258
Broker Non-Votes:	13,257,013

Ratification of Eisner LLP as the Company’s Independent Registered Pubic Accounting Firm:

For:	101,746,714
Against:	0
Abstain:	3,889

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of July 15, 2008, by and among ViroPharma Incorporated, HAE Acquisition Corp. and Lev Pharmaceuticals, Inc.	8-K	7/18/08	2.1

10.1*	Strategic Supply Agreement between the Company and Plasma Centers of America, LLC	10-Q	4/30/08	10.1

10.2*	Intermediate Supply Agreement between the Company and Biotest, AG				X

10.3	Form of Contingent Value Rights Agreement, by and among ViroPharma Incorporated, Lev Pharmaceuticals, Inc. and StockTrans, Inc.	8-K	7/18/08	10.1

10.4	Stockholder Voting Agreement, dated as of July 15, 2008, by and among ViroPharma Incorporated, Lev Pharmaceuticals, Inc., Judson Cooper and Joshua Schein.	8-K	7/18/08	10.2

10.5	Separation Agreement, dated July 15, 2008, by and between Lev Pharmaceuticals, Inc., ViroPharma Incorporated and Joshua Schein.	8-K	7/18/08	10.4

10.6	Separation Agreement, dated July 15, 2008, by and between Lev Pharmaceuticals, Inc., ViroPharma Incorporated and Judson Cooper.	8-K	7/18/08	10.5

10.7	Securities Purchase Agreement, dated as of July 15, 2008, by and between ViroPharma Incorporated and Lev Pharmaceuticals, Inc.	8-K	7/15/08	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

* Confidential treatment has been requested or granted with respect to portions of this document pursuant to Rule 24b-2 of the Securities Exchange Act. The redacted portions of this document were filed separately with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Lev Pharmaceuticals, Inc.

August 8, 2008	By:	/s/ Joshua D. Schein

Joshua D. Schein, Ph.D.
Chief Executive Officer

August 8, 2008	By:	/s/ Douglas J. Beck

Douglas J. Beck
Chief Financial Officer